Form 10-Q
period 2018-09-30
Organic Agricultural Co Ltd
filed 2018-12-10
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-226810

ORGANIC AGRICULTURAL COMPANY LIMITED

 (Exact name of Registrant as specified in its charter)

Nevada	100	82-5442097
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

6th Floor A, Chuangxin Yilu,

No. 2305, Technology Chuangxincheng,

Gaoxin Jishu Chanye Technology Development District,

Harbin City. Heilongjiang Province.

China 150090

Office: +86 (0451) 5862-8171

(Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 11,162,736 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ended March 31, 2019.

ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND MARCH 31, 2018

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$114,121	$458,690
Inventories	1,048,639	821,211
Other receivables	23,590	3,184
Prepayments and deferred expenses	373,937	526,100
Total current assets	1,560,287	1,809,185

Property plant and equipment, net	7,126	—
Total assets	$1,567,413	$1,809,185

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$94,497	$72,951
Customer deposits	134,088	31,844
Due to related parties	157,111	571,650
Advances for shares to be issued	—	425,749
Total current liabilities	385,696	1,102,194
Total liabilities	385,696	1,102,194

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,162,736 and 10,000,000 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	11,163	10,000
Additional paid-in capital	2,350,056	1,066,983
Deficit	(1,081,649)	(374,238)
Other comprehensive income	9,623	37,072
Total shareholders’ equity of the Company	1,289,193	739,817
Non-controlling interest	(107,476)	(32,826)
Total shareholders’ equity	1,181,717	706,991
Total liabilities and shareholders’ equity	$1,567,413	$1,809,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$3,685	$—	$3,685	$—
Cost of Sales	2,078	—	2,078	—
Gross Profit	1,607	—	1,607	—

Operating costs and expenses:
Salaries and benefits	34,509	—	458,538	—
Office supplies	86,064	—	153,353	—
Rentals and leases	11,724	—	24,346	—
Professional fees	45,847	—	55,794	—
Advertising and promotion expenses	5,970	—	40,579	—
Total operating costs and expenses	184,114	—	732,610	—
Operating loss	(182,507)	—	(731,003)	—
Other income	3,342	—	3,345	—
(Loss) before provision for income taxes	(179,165)		(727,658)	—
Provision for income taxes	—	—	—	—
Net (loss)	(179,165)	—	(727,658)	—
Less: net loss attributable to non-controlling interests	(19,109)	—	(20,247)	—
Net (loss) attributable to common shareholders’	$(160,056)	$—	$(707,411)	$—

Basic and diluted loss per share	$(0.01)	$0.00	$(0.07)	$0.00
Weighted average number of shares outstanding	11,162,736	10,000,000	10,792,168	10,000,000

Other comprehensive loss:

Net (loss)	$(179,165)	$—	$(727,658)	$—
Foreign currency translation adjustment	(35,866)	—	(81,852)	—
Comprehensive (loss)	(215,031)	—	(809,510)	—
Less: Comprehensive (loss) attributable to non-controlling interests	(41,316)	—	(74,650)	—
Comprehensive (loss) attributable to the common shareholders’	$(173,715)	$—	$(734,860)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

	For six months ended September 30,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(727,658)	$—
Adjustments to reconcile net income to net cash used in operating activities:
Share based compensation	377,000	—
Changes in operating assets and liabilities:
Prepayments and deferred expenses	107,153	103,952
Inventories	(297,687)	(274,556)
Other receivables	(20,677)	—
Accounts payable and accrued expenses	22,397	—
Customer deposits	104,969	—
Due to related parties	(13,818)	170,605
Net cash (used in) operating activities	(448,321)	1

Cash Flows from Investing Activities
Purchase of fixed assets	(7,126)	—
Payment to Lvxin original shareholders for transfer of 51% interest	(222,702)	—
Net cash (used in) investing activities	(229,828)	—

Cash Flows from Financing Activities
Proceed from sale of common stock	335,701	—
Net cash provided by financing activities	335,701	—

Effect of exchange rate fluctuation on cash and cash equivalents	(2,121)	1
Net (decrease) increase in cash and cash equivalents	(344,569)	2

Cash and cash equivalents, beginning of year	458,690	38
Cash and cash equivalents, end of year	$114,121	$40

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy agricultural products. The Company’s subsidiaries include:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a privately held limited company registered in Samoa on December 15, 2017. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a privately held Limited Company registered in Heilongjiang, China on November 2, 2017. Tianci Liangtian owns:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Yuxinqi sells agricultural products, including paddy and other crops, to customers worldwide.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company registered in China on February 9, 2012. Lvxin is an integrated agricultural company providing self-planting paddy, sales and services to its customers.

Reorganization

On May 16, 2018, the Company completed a corporate reorganization to combine several controlled entities (now referred to as the “subsidiaries”) into Organic Agricultural. The specific transactions related to this reorganization are as follows:

On March 31, 2017, Hao Shuping and the shareholders of Lvxin signed an Equity Transfer Agreement, whereby the shareholders of Lvxin transferred 51% of their interest to Hao Shuping. Hao Shuping agreed to pay these shareholders RMB 2,029,586 (US$305,472) in cash and have the company that would become Organic Agricultural to issue them 152,736 shares (valued at US$152,736). Hao Shuping and the shareholders of Lxvin also signed an irrevocable supplemental agreement that gave Hao Shuping voting and managerial control over Lxvin. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 805, the Company is in the process of having a valuation performed of the assets acquired and liabilities assumed in the transaction. This could result in goodwill or a bargain purchase gain being recognized, however the Company believes that the purchase price approximated the fair value of the assets acquired and liabilities assumed.

On January 1, 2018, pursuant to the Equity Transfer Agreement between Hao Shuping and Tianci Liangtian, Hao Shuping transferred his 51% controlling interest in Lvxin to Tianci Liangtian. As control of both entities resided with Hao Shuping, we have accounted for the combination of Lvxin with Tianci Liangtian as a transaction between entities under common control.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

●	On January 8, 2018, the shareholders of Tianci Liangtian transferred ownership of Tianci Liangtian to Organic Agricultural HK, which is wholly owned by Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a privately held limited company registered in Samoa on December 6, 2017.

●	On May 16, 2018, the Company issued 10,000,000 shares of its common stock, par value $0.001 to the shareholders of Organic Agricultural Samoa, in exchange for 100% of the outstanding shares of Organic Agricultural Samoa (the “Share Exchange”).

As a result of the Share Exchange, Hao Shuping acquired 48.8% of the Company’s outstanding shares. Prior to the Share Exchange, Hao Shuping controlled Lvxin and Tianci Liangtian. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of the Company and its subsidiaries are presented at their carrying values at the date of the transaction; the Company’s historical stockholders’ equity was retroactively restated to the first period presented, as the acquisition of Organic Agricultural Samoa, Organic Agricultural HK, Tianci Liangtian and Lvxin was treated as a business combination of entities under common control.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The unaudited interim financial statements of the Company as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Registration Statement on Form S-1 (File No. 333-226810) filed with the SEC. The results of operations for the three and six months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending March 31, 2019.

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with the United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s subsidiaries are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Organic Agricultural (Samoa) Co., Ltd.	Samoa	100	USD 1,000,000
Organic Agricultural Company Limited	Hong Kong	100	HKD 10,000
Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited	China	100	0
Heilongjiang Yuxinqi Agricultural Technology Development Company Limited	China	100	0
Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative	China	51	0

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is the inventory valuation allowances. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of September 30, 2018 and March 31, 2018.

Revenue recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Effective April 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended September 30, 2018 and 2017.

Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurements for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value for the assets and liabilities required or permitted to be recorded, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the three and six months ended September 30, 2018 and 2017.

Financial assets and liabilities of the Company primarily comprise of cash, prepayments & deferred expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related party and advances for shares to be issued. As at September 30, 2018 and March 31, 2018, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

 NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Organic Agricultural HK is the Hong Kong Dollar (“HKD”), and the functional currency of Organic Agricultural Samoa and Organic Agricultural is the United States dollar (“US Dollars” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

The financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using weighted average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or loss.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended September 30,
		2018	2017
		(USD to RMB/USD to HKD)	(USD to RMB)
Assets and liabilities	period end exchange rate	6.8683 / 7.8287	6.6549
Revenue and expenses	period weighted average	6.8048 / 7.8450	6.6715

		For Six Months Ended September 30,
		2018	2017
		(USD to RMB/USD to HKD)	(USD to RMB)
Assets and liabilities	period end exchange rate	6.8683 / 7.8287	6.6549
Revenue and expenses	period weighted average	6.5925 / 7.8465	6.7659

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred income taxes for the differences between the basis of assets and liabilities for financial statements and income tax purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses and for tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-30, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

Lvxin products sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1)”, income from agricultural, forestry, animal husbandry and fisheries Industry shall be exempt from business tax.

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential shares of converted common stock associated with the convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company has adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No equity instruments were granted during the year ended March 31, 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the six months ended September 30, 2018, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees and $377,000 compensation expense was required to be recognized under provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in four banks in China. Currently, the deposit insurance for up to RMB500,000 in China. Therefore, the Company will bear a risk if any of these banks become insolvent. As of September 30, 2018, and March 31, 2018, the Company’s cash balances were approximately $114,121 and $458,690, respectively, uninsured cash in bank balances were approximately $342,764 and $3,351, respectively.

As of September 30, 2018 and March 31, 2018, the Company has customer deposits of $134,088 and $31,844 from two customers, respectively, and one customer representing 99.9% of total customer deposits.

As of September 30, 2018 and March 31, 2018, the Company has prepayments & deferred expenses of nil and $128,293, respectively, to one vendor, representing nil and 24%, respectively, of prepayments & deferred expenses. For six months ended September 30, 2018 and 2017, the Company’s purchases from this vendor total $137,120 and $103,952, respectively. For three months ended September 30, 2018 and 2017, there were no purchases from this vendor.

Recently accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The adoption of ASU No.2018-02 will not have an effect on the Company’s financial statement.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. The adoption of ASU No.2017-11 will not have an effect on the Company’s financial statement.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted the new standard using the full retrospective application, and the adoption did not have a significant impact on our recognition of net revenues or related disclosures for any period.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 will be effective for the Company’s fiscal year beginning April 1, 2018 and subsequent interim periods with prospective application with impacts on the Company’s consolidated financial statements that may vary depending on each specific acquisition.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company elected to early adopt ASU 2016-18 for the reporting period ending March 31, 2018.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes – Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The standard is intended to address diversity in practice and complexity in financial reporting, particularly for intra-entity transfers of intellectual property. ASU 2016-16 will be effective for the Company beginning with the interim periods of fiscal 2019 and requires the modified retrospective method of adoption. Early adoption is permitted. The Company has evaluated the potential impact of ASU 2016-16 on its consolidated financial statements. The adoption of ASU 2016-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended September 30, 2018 and 2017.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company elected to adopt ASU 2016-02 for the reporting period ending March 31, 2019.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments are reported as prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid paddy planting land rent and Tianci Liangtian office rent. As of September 30, 2018 and March 31, 2018, prepayments and deferred expenses were $373,937 and $526,100, respectively.

NOTE 4. INVENTORIES

Inventories are generally kept for a short period of time. The significant components of inventories are growing costs and harvesting costs.

Growing costs, also referred to as cultural costs, consist of seeds cultivation, fertilization and soil improvement, pest control and irrigation. Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period, cultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized costs are amortized as cost of planting in accordance with LIFO recognition of historical costs.

Most cultural costs, including amortization of capitalized cultural costs and certain other costs, such as indirect labor including farm supervision and management and irrigation that benefit multiple crops are allocated to crops on a per-kilogram basis.

The cost of inventory includes all relevant expenditures incurred before and during the entire cultivation period and after harvesting, mainly including seed, fertilizer and other production materials, land rent, labor, and other related costs, subject to impairment if the cost of inventory exceeds market value.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 4. INVENTORIES (continued)

At September 30, 2018 and March 31, 2018, inventories consisted of the following:

	September 30	March 31
	2018	2018
	(Unaudited)
Growing cost	$869,759	$633,607
Selenium enriched paddy	120,246	187,604
Rice	51,651	—
Packing and other materials	6,983	—
	$1,048,639	$821,211

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for six months ended September 30, 2018, and 2017 is as follows:

	2018	2017
	(Unaudited)	(Unaudited)
United States	$(55,794)	$—
Foreign	(671,864)	—
(Loss) before income taxes	$(727,658)	$—

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30	September 30
	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	25%	25%
Valuation allowance	(25)%	(25)%
Effects of tax basis differences	(21)%	(34)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes. The deferred tax would only apply to the Company in the U.S., as the Company’s current operations in China are not subject to income tax. Lvxin products sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1)”, income from agricultural, forestry, animal husbandry and fisheries Industry shall be exempt from business tax.

As of September 30, 2018, the Company has a net operating loss carry forward in the PRC that expires in 2023. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $168,000 and nil related to its operations in the PRC as of September 30, 2018 and 2017, respectively. The valuation allowance has increased by $168,000 and nil for the six months ended September 30, 2018 and 2017, respectively.

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided a 100% valuation allowance of approximately $11,700 and nil against the deferred tax assets related to the Company’s United States operations as of September 30, 2018 and 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States might not be utilized.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 5. INCOME TAX (Continued)

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

U.S. Federal	March 31, 2018
China	March 31, 2018

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred tax assets are also recognized for operating losses and tax credit carryforwards. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

United States

Organic Agricultural Company Limited is subject to the United States tax at the rate of 21%. At September 30, 2018, the Company’s unremitted foreign loss of its PRC subsidiaries totaled approximately $0.45 million and the Company held approximately $0.11 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. Income tax was nil at September 30, 2018 and 2017.

Lvxin products sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandry and fisheries Industry shall be exempt from business income tax.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 6. ADVANCES FOR SHARES TO BE ISSUED

Advances for shares to be issued consisted of the following as of the periods indicated:

	September 30	March 31
	2018	2018
	(Unaudited)
Advances for shares to be issued	$—	$425,749
	$—	$425,749

As of March 31, 2018, the Company had received an advance for 410,000 shares to be issued of $425,749. This amount was prepaid to Tianci Liangtian by certain individuals in anticipation of the formation of Organic Agricultural Company Limited and was reclassified as a capital contribution to the Company after Organic Agricultural Company Limited was organized in April 2018 and entered into Subscription Agreements with those individuals.

NOTE 7. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	September 30	March 31
	2018	2018
	(Unaudited)
Hao Shuping	$59,956	$112,690
Shen Zhenai	6,161	752
15 shareholders of Lvxin	90,994	458,208
	$157,111	$571,650

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of September 30, 2018, the Company has a balance due to 15 shareholders of Lvxin of $90,994, which was recorded as Due To Related Parties. It represents advances for expenses paid to suppliers by the 15 shareholders. The balance is non-interest bearing and due on demand.

As of March 31, 2018, the Company has a balance due to the 15 shareholders of Lvxin of $458,208, which was recorded as Due To Related Parties. This balance was paid off on June 22, 2018, as consideration for the sale of their 51% interest to Tianci Liangtian.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 8. CONTINGENCIES AND COMMITMENT

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2018 and March 31, 2018.

Commitments

In November 2017, Tianci Liangtian leased new office space from November 20, 2017 to December 05, 2018 under an operating lease agreement (approximately 666 square feet). Under the terms of the lease, the period from November 20, 2017 to December 5, 2017 is a rent-free period. Tianci Liangtian paid approximately $1,592 in lease deposits and is committed to make annual lease payments. Annual rental is CNY¥ 290,000 (approximately US$42,000).

In April 2018, Lvxin leased office space of approximately176.86 square meters under a one year lease agreement. Lvxin paid approximately US$4,532 (RMB30,000) as rent and is committed to make annual lease payments of $4,532 (RMB30,000). The office address is the Fuyuanguandi, Pingshun Street, Baoqing County, Shuangyasha City, Heilongjiang Province. China 155600. The office contains our administrative functions, sales, e-commerce operations and marketing functions.

The Company recorded rent expense of $24,346 for six months ended September 30, 2018 and $11,724 for three months ended September 30, 2018.

The Company leases 497 hectares of cultivated land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, some of the leases are paid in advance for periods from 12 to 22 years. The Company accounts for the land rental costs as a cost of production of the growing paddy annually. The Company recorded land rental costs of $nil and $nil for six months ended September 30, 2018 and 2017, and $nil and $nil for three months ended September 30, 2018 and 2017.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 8. CONTINGENCIES AND COMMITMENT(Continued)

As of September 30, 2018, the Company had made $335,624 prepayments for cultivated land leases. Future annual minimum lease payments for non-cancellable operating leases are as follows:

Fiscal year end of March 31	Amount $
2019	$372,726
2020	402,596
2021	357,460
2022	280,862
2023	201,073
thereafter	1,001,366
Total	$2,616,083

NOTE 9. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds 51% interest of Lvxin as of September 30, 2018 and March 31, 2018.

As of September 30, 2018, and March 31, 2018, NCI in the consolidated balance sheet was $(107,476) and $(32,826), respectively.

For six months ended September 30, 2018, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $(734,860) and $(74,650), respectively. For six months ended September 30, 2017, the comprehensive income (loss) attributable to shareholders’ equity and NCIs was $nil and $nil, respectively.

For three months ended September 30, 2018, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $(173,715) and $(41,316), respectively. For three months ended September 30, 2017, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $nil and $nil, respectively.

NOTE 10. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. See “Cautionary Statement Regarding Forward Looking Statements” above.

Corporate Reorganization: Basis for Accounting

On May 16, 2018, the Company completed a corporate reorganization to combine several controlled entities (now referred to as the “subsidiaries”) into Organic Agricultural Company Limited. The specific transactions related to this reorganization are as follows:

On March 31, 2017, Hao Shuping acquired the controlling equity interest in Lvxin and entered into an agreement with the shareholders of Lvxin that gave him managerial control over the operations of Lvxin. On January 1, 2018, Hao Shuping assigned his interest in Lvxin to Tianci Liangtian, an entity that he had recently organized and controlled.

On January 8, 2018, the equity owners of Tianci Liangtian assigned ownership of Tianci Liangtian to Organic Agricultural HK. Hao Shuping had recently organized Organic Agricultural HK in Hong Kong as a subsidiary of Organic Agricultural Samoa, a holding company in which Hao Shuping held the controlling interest.

On May 16, 2018, Organic Agricultural Company Limited acquired ownership of Organic Agricultural Samoa in exchange for 10,000,000 shares of the Company’s common stock issued to the shareholders of Organic Agricultural Samoa. As a result, Organic Agricultural Company Limited became the beneficial owner of each holding company listed above and of the 51% equity interest in Lvxin, the Company’s operating entity.

The aforesaid series of transactions has been accounted for as a business combination by entities under common control in accordance with ASC 805-50-30-5. Accordingly, the consolidated assets and liabilities of the Company and its subsidiaries have been presented at their carrying values at the date of the transaction; the Company’s historical stockholders’ equity has been retroactively restated to the first period presented, and the financial statements included in this Form 10Q reflect the consolidation of the results of operations and cash flows of Tianci Liangtian, its subsidiary Yuxinqi, and Lvxin since their respective inceptions.

Plan of Operation

Our subsidiary, Lvxin, has been involved in growing, threshing and selling unmilled rice since 2012, using leased farmland and the part-time labor of local farmers. During the 2018 fiscal year, which ended on March 31, 2018, Lvxin concentrated its leasing in the selenium-rich areas on the Sanjiang Plain. As a result, at both March 31, 2018 and September 30, 2018 Lvxin held a harvested inventory of selenium-enriched paddy with a book value of $187,604. Because of the need to increase the selenium in the diets of many residents of China, particularly in the northeastern portion of China where Lvxin’s operations are located, we believe that this recent focus on production of selenium-enriched paddy will allow us to collect premium prices for our paddy.

Our other subsidiary, Yuxinqi, was organized in February 2018, and has only recently initiated its business plan. Yuxinqi will devote its efforts to marketing and distribution of selenium-enriched agricultural products, initially the selenium-enriched paddy grown by Lvxin, but in the future a range of selenium-enriched agricultural products.

We plan to continue to expand our operations. Over the next twelve months, we will concentrate on the following areas to grow our operations:

●

Introducing new products – We intend to expand our product offerings in order to reach new markets and reduce the harsh seasonality of our current revenue streams, which concentrate revenue in the first and fourth calendar quarters, the period of harvest and sale of paddy.

●

Seeking capital for expansion - Our management will be exploring financing options that will enable us to increase the farmland we have under lease, increase production, and expand our product offerings.

●

Expanding our marketing efforts – Our marketing personnel will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

Results of Operations

	For The Three Months Ended September 30,		Change
	2018 (Unaudited)	2017 (Unaudited)	$	%
				N/A
Revenue	$3,685	$—	3,685	N/A
Cost of Sales	2,078	—	2,078	N/A
Gross Profit	1,607	—	1,607	N/A

Total operating costs and expenses	184,114	—	184,114	N/A
(Loss) from operations before other income and income taxes	(182,507)	—	(182,507)	N/A
Other income	3,342	—	3,342	N/A
(Loss) from operations before income taxes	(179,165)	—	(179,165)	N/A
Income tax	—	—	—	N/A
Net (loss)	(179,165)	—	(179,165)	N/A
Less: net loss attributable to non-controlling interests	(19,109)	—	(19,109)	N/A
Net (loss) attributable to common shareholders’	$(160,056)	$—	(160,056)	N/A

	For The Six Months Ended September 30,		Change
	2018 (Unaudited)	2017 (Unaudited)	$	%
				N/A
Revenue	$3,685	$—	3,685	N/A
Cost of Sales	2,078	—	2,078	N/A
Gross Profit	1,607	—	1,607	N/A
				N/A
Total operating costs and expenses	732,610	—	732,610	N/A
Earnings from operations before other income and income taxes	(731,003)	—	(731,003)	N/A
Other income(expenses)	3,345	—	3,345	N/A
(Loss) from operations before income taxes	(727,658)	—	(727,658)	N/A
Income tax	—	—	—	N/A
Net (loss)	(727,658)	—	(727,658)	N/A
Less: net loss attributable to non-controlling interests	(20,247)	—	(20,247)	N/A
Net (loss) attributable to common shareholders’	$(707,411)	$—	(707,411)	N/A

The Company recorded $3,685 and nil revenues in both the three and the six months ended September 30, 2018 and 2017, respectively. This lack of revenue occurs because of the seasonal nature of paddy production, for which the period from April through September is the planting and growing season. Likewise, we incurred cost of goods sold of $2,078 and nil during those periods. The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales.

During the three and six months ended September 30, 2018, we incurred $184,114 and $732,610, respectively, in operating expenses, the greater portion of which was attributable to the costs of our operations - i.e. salaries and office expenses. Salaries and benefits expense was particularly high during the six months ended September 30, 2018 because in May 2018 the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of additional compensation expense. representing the fair value of those shares on the date issued.

In addition, during the six months ended September 30, 2018, we incurred advertising and promotion expenses of $39,348 for the purpose of promoting the Company’s expansion. We also incurred expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, fees for a transfer agent and the like.

During the six months ended September 30, 2017, we incurred no operating expenses, as Lvxin in that period had no office or employees.

The Company’s operations produced a net loss of $179,165 for the three months ended September 30, 2018 and $727,658 for the six months ended September 30, 2018, approximately equal to its operating expenses in each case. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore we eliminated $19,109 of the net loss realized during the three months ended September 30, 2018 and $20,247 of net loss realized during the six months ended September 30, 2018, representing 49% of Lvxin’s net loss for those periods. As a result, the net loss attributable to the Company was $160,056 for the three months ended September 30, 2018 and $707,411 for the six months ended September 30, 2018.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties. The shareholders of Lvxin financed the operations of that entity, and their loans have been repaid. Recently, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at September 30, 2018, the Company’s loans payable to related parties totaled $157,111 (a decrease from $571,650 at March 31, 2018), which was owed to members of the Company’s management. This left the Company with significant liquidity, as its working capital totaled $1,174,591. Working capital increased by $467,600 during the six months ended September 30, 2018, primarily because $425,749 that had been advanced for the purchase of shares during the prior fiscal year was reclassified to shareholders’ equity when Organic Agricultural Company Limited was organized in April 2018 and the shares were issued.

The largest component of working capital is inventory, which is measured by the expenses incurred for rice in the field and in the warehouse. It is noteworthy that Lvxin had no accounts receivable at either September 30, 2018 or March 31, 2018. This occurs because the payment terms given by Lvxin to its customers are very constricted: most sales are made with COD (cash on delivery) terms, and no customer is afforded more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2018 and 2017.

	For the Six Months Ended September 30,		Change
	2018 (Unaudited)	2017 (Unaudited)	$
Net cash (used in) operating activities	$(448,321)	$1	(448,322)
Net cash (used in) investing activities	(229,828)	—	(229,828)
Net cash provided by financing activities	335,701	—	335,701
Effect of exchange rate fluctuation on cash and cash equivalents	(2,121)	1	(2,122)
Net (decrease) in cash and cash equivalents	(344,569)	2	(344,571)
Cash and cash equivalents, beginning of year	458,690	38	458,652
Cash and cash equivalents, ending of year	$114,121	$40	114,081

The Company recorded no net cash provided or used during the six months ended September 30, 2017, as all cash generated by operations during that year was payable to the individuals who were shareholders of Lvxin at that time.

During the six months ended September 30, 2018, our operations used net cash of $448,321. Net cash used in operations was primarily the result of expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, fees for a transfer agent and the like, as well as $297,687 in cash expended to increase our inventories. We partially offset these uses of cash by utilizing $107,153 in prepayments and by banking $104,969 in customer deposits.

Our investing activities during the six months ended September 30, 2018 used $229,828. Investing activities consisted of :

●	$ 7,126 used in purchases of fixed assets;
●	$ 222,702 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the six months ended September 30, 2018 generated $335,701. Financing activities consisted of:

●	$335,701 in proceeds from sales of common stock.

Cash flows during the six months ended September 30, 2018 were primarily determined by our absence of revenue. For that reason, the $448,321 in cash used in operations (primarily to fund the $297,687 addition to our inventory of crops in the field) was funded by the sale of our parent company’s common stock for an aggregate capital contribution of $377,000.

Impact of Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 2 of our consolidated financial statements included in this quarterly report.

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations.

Off Balance Sheet Transactions

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2018. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2018 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors included in the Company's Registration Statement on Form S-1 (File No. 333-226810).

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the six months period ended September 30, 2018.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

 INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	December 10, 2018
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	December 10, 2018
Yongmei Cao	(Principal Financial and Accounting Officer)