Form 10-Q
period 2018-12-31
Organic Agricultural Co Ltd
filed 2019-02-14
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of the date of filing of this report, there were outstanding 11,167,736 shares of the issuer’s common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that can be expected for the year ended March 31, 2019.

1

ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND MARCH 31, 2018

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$23,464	$458,690
Inventories	1,163,380	821,211
Other receivables	42,241	3,184
Prepayments and deferred expenses	99,703	526,100
Total current assets	1,328,788	1,809,185

Long-term leasehold prepayments	266,662
Property plant and equipment, net	8,432	-
Total assets	$1,603,882	$1,809,185

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$19,824	$72,951
Customer deposits	219,338	31,844
Due to related parties	240,018	571,650
Advances for shares to be issued	-	425,749
Other payable	116	-
Total current liabilities	479,296	1,102,194
Total liabilities	479,296	1,102,194

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,162,736 and 10,000,000 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	11,163	10,000
Additional paid-in capital	2,350,056	1,066,983
Deficit	(1,214,561)	(374,238)
Other comprehensive (loss) income	(322)	37,072
Total shareholders’ equity of the Company	1,146,336	739,817
Non-controlling interest	(21,750)	(32,826)
Total shareholders’ equity	1,124,586	706,991
Total liabilities and shareholders’ equity	$1,603,882	$1,809,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2018 (Unaudited)	2017 (Unaudited)	2018 (Unaudited)	2017 (Unaudited)

Revenue	$211,130	$373,936	$214,815	$373,936
Cost of Sales	135,932	222,193	138,010	222,193
Gross Profit	75,198	151,743	76,805	151,743

Operating costs and expenses:
Salaries and benefits	40,222	298	498,760	298
Office supplies	21,115	14,580	174,468	14,580
Rentals and leases	11,341	3,599	35,687	3,599
Interest expense, net	-	24,633	-	24,633
Professional fees	30,699	-	86,493	-
Advertising and promotion expenses	16,808	-	56,156	-
Depreciation and amortization	885	-	2,116	-
Total operating costs and expenses	121,070	43,110	853,680	43,110
Operating (loss) income	(45,872)	108,633	(776,875)	108,633
Other income (expense)	(48)	4	3,297	4
(Loss) income before provision for income taxes	(45,920)	108,637	(773,578)	108,637
Provision for income taxes	-	-	-	-
Net income (loss)	(45,920)	108,637	(773,578)	108,637
Less: net (loss) income attributable to non-controlling interests	86,992	259,461	66,745	259,461
Net (loss) attributable to common shareholders’	$(132,912)	$(150,824)	$(840,323)	$(150,824)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.02)
Weighted average number of shares outstanding	11,162,736	10,000,000	10,916,593	10,000,000
Other comprehensive (loss) income:

Net (loss) income	$(45,920)	$108,637	$(773,578)	$108,637
Foreign currency translation adjustment	(11,211)	54,706	(93,063)	54,706
Comprehensive (loss) income	(57,131)	163,343	(866,641)	163,343
Less: Comprehensive income attributable to non-controlling interests	85,726	286,479	11,076	286,479
Comprehensive (loss) attributable to the common shareholders	$(142,857)	$(123,136)	$(877,717)	$(123,136)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ORGANIC AGRICULTURAL COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(EXPRESSED IN US DOLLARS)

	For nine months ended December 31,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(773,578)	$108,637
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,116	-
Share based compensation	377,000	-
Changes in operating assets and liabilities:
Prepayments and deferred expenses	114,079	65,153
Inventories	(413,435)	448,616
Other receivables	(39,332)	(1,489)
Accounts payable and accrued expenses	(52,264)	-
Customer deposits	190,258	-
Due to related parties	205,948	(616,749)
Other payable	116	1,046
Net cash (used in) provided by operating activities	(389,092)	5,214

Cash Flows from Investing Activities
Purchase of fixed assets	(10,494)	-
Payment to Lvxin original shareholders for transfer of 51% interest	(222,403)	-
Net cash (used in) investing activities	(232,897)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	335,250	-
Repayment to related parties	(101,955)	-
Loan from related parties	7,661	-
Net cash provided by financing activities	240,956	-

Effect of exchange rate fluctuation on cash and cash equivalents	(54,193)	(121)
Net (decrease) increase in cash and cash equivalents	(435,226)	5,093

Cash and cash equivalents, beginning of year	458,690	38
Cash and cash equivalents, end of year	$23,464	$5,131

Supplemental disclosure of cash flow information:
Cash paid for income taxes
Cash paid for interest	$-	$-
	$-	$24,633
Supplemental disclosure of non-cash activities
Allocation of prepayments to Long-term leasehold prepayments	266,662	-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy agricultural products, rice and other products. The Company’s subsidiaries include:

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

On March 31, 2017, Hao Shuping and the shareholders of Lvxin signed an Equity Transfer Agreement, whereby shareholders of Lvxin transferred 51% of the controlling interest in Lvxin to Hao Shuping. Hao Shuping agreed to pay the Lvxin shareholders RMB 2,029,586 (US$305,472) in cash and cause the company that would become Organic Agricultural to issue to them 152,736 shares (valued at US$152,736). Hao Shuping and the shareholders of Lvxin also signed an irrevocable supplemental agreement that gave Hao Shuping voting and managerial control over Lvxin. By June 22, 2018, Tianci Liangtian paid off all consideration to Lvxin’s former shareholders.

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

The unaudited interim financial statements of the Company as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Registration Statement on Form S-1 (File No. 333-226810) filed with the SEC. The results of operations for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for future quarters or for the year ending March 31, 2019.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s subsidiaries are listed as follows:

Name	Place of Incorporation	Attributable equity interest %	Authorized capital
Organic Agricultural (Samoa) Co., Ltd.	Samoa	100	USD	1,000,000
Organic Agricultural Company Limited (Hong Kong)	Hong Kong	100	HKD	10,000
Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited	China	100		0
Heilongjiang Yuxinqi Agricultural Technology Development Company Limited	China	100		0
Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative	China	51		0

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

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. Cash equivalents approximate or equal fair value due to their short-term nature. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of December 31, 2018 and March 31, 2018.

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

Effective April 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended December 31, 2018 and 2017.

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

Level 2: Quoted prices in markets that are not active or for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the three and nine months ended December 31 2018 and 2017.

Financial assets and liabilities of the Company primarily consists of cash, prepayments & deferred expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, advances for shares to be issued and other payables. As at December 31, 2018 and March 31, 2018, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or loss.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the Three Months Ended December 31,
		2018	2017
		(USD to RMB/USD to HKD)	(USD to RMB)
Assets and liabilities	period end exchange rate	6.8776 / 7.8317	6.5074
Revenue and expenses	period average	6.9162 / 7.8293	6.6133

		For the Nine Months Ended December 31,
		2018	2017
		(USD to RMB/USD to HKD)	(USD to RMB)
Assets and liabilities	period end exchange rate	6.8776 / 7.8317	6.5074
Revenue and expenses	period average	6.7008 / 7.8408	6.7149

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

Lvxin products sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1)”, income from agricultural, forestry, animal husbandry and fisheries Industries shall be exempt from business tax.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company has adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. No equity instruments were granted during the year ended March 31, 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the nine months ended December 31, 2018, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in four banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of December 31, 2018, the Company’s does not have balance that exceed the insurance balance.

As of December 31, 2018 and March 31, 2018, the Company has customer deposits of $219,338 and $31,844 from four and one customers, respectively. As of December 31, 2018, Shouhang Commerce and Trade, Zhao Zhilian and Zhang Jianhua represented 70.2%, 14.6% and 13.3% of total customer deposits, respectively. As of March 31, 2018, Zhao Zhilian represented 100% of total customer deposits.

As of December 31, 2018 and March 31, 2018, the Company has prepayments & deferred expenses of $0 and $128,293, respectively, to one vendor. For the nine months ended December 31, 2018 and 2017, the Company’s purchases from this vendor total $134,905 and $104,742, respectively. For the three months ended December 31, 2018 and 2017, there were no purchases from this vendor.

Recently accounting pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The adoption of ASU No.2018-02 will not have an effect on the Company’s financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. The adoption of ASU No.2017-11 will not have an effect on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation: (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted the new standard using the full retrospective application, and the adoption did not have a significant impact on our consolidated financial statements or related disclosures for any period.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning April 1, 2018 and subsequent interim periods with no impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended December 31, 2018 and 2017.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments are reported as prepayments and deferred expenses on the consolidated balance sheets. Deferred expenses include prepaid paddy planting land rent and Tianci Liangtian office rent. As of December 31, 2018 and March 31, 2018, prepayments and deferred expenses were $99,703 and $526,100, respectively.

NOTE 4. INVENTORIES

Inventories are generally kept for a short period of time. Inventories comprise of growing costs, harvesting costs, raw materials, finished goods (including harvesting agricultural produce Paddy and manufactured goods rice and other products).

Growing costs, also referred to as cultural costs, consist of seeds, cultivation, fertilization and soil improvement, pest control and irrigation.

Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing cost.

Harvesting agricultural produce Paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period, cultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are expensed when incurred and capitalized costs are amortized as cost of planting in accordance with LIFO recognition of historical costs.

Most cultural costs, including amortization of capitalized cultural costs and certain other costs, such as indirect labor including farm supervision and management and irrigation that benefit multiple crops are allocated to crops on a per-kilogram basis.

The cost of Harvesting agricultural produce Paddy includes all relevant expenditures incurred before and during the entire cultivation period and after harvesting, mainly including seed, fertilizer and other production materials, land rent, labor, and other related costs, subject to impairment if the cost of inventory exceeds market value.

Manufactured goods rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 4. INVENTORIES (continued)

At December 31, 2018 and March 31, 2018, inventories consisted of the following:

	December 31	March 31
	2018	2018
	(Unaudited)
Growing cost	$-	$633,607
Selenium enriched paddy	690,283	187,604
Ordinary paddy	401,137	-
Rice and other products	59,959	-
Packing and other materials	12,001	-
	$1,163,380	$821,211

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for nine months ended December 31, 2018, and 2017 is as follows:

	2018	2017
	(Unaudited)	(Unaudited)
United States	$(87,486)	$-
Foreign	(686,092)	108,637
(Loss) before income taxes	$(773,578)	$108,637

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31	December 31
	2018	2017
U.S. federal statutory income tax rate	21%	34%
Rates in PRC, net	0%	0%
Effects of tax basis differences	(21)%	(34)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes. The deferred tax would only apply to the Company in the U.S., as the Company’s current operations in China are not subject to income tax.

As of December 31, 2018, the Company has net operating loss carry forwards in the PRC that expires in 2023. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $172,000 and $0 related to its operations in the PRC as of December 31, 2018 and 2017, respectively. The valuation allowance has increased by $172,000 and $0 for the nine months ended December 31, 2018 and 2017, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 5. INCOME TAX (Continued)

The Company has incurred losses from its United States operations during all periods presented. Accordingly, management provided a 100% valuation allowance of approximately $15,000 and $0 against the deferred tax assets related to the Company’s United States operations as of December 31, 2018 and March 31, 2017, respectively, because the deferred tax benefits of the net operating loss carry forward in the United States  is not likely to be utilized.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred tax assets are also recognized for operating losses and tax credit carryforwards Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The transition tax, if applicable, is a one-time income tax which, if elected, can be paid over 8 years. However, this one-time transition tax had no effect on our income tax expense as we have no undistributed foreign earnings prior to December 22, 2017 since we have cumulative foreign losses.

Samoa

 Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

 Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. Income tax was $0 at December 31, 2018 and 2017.

Lvxin products sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and fisheries Industry shall be exempt from business income tax.

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 6. ADVANCES FOR SHARES TO BE ISSUED

Advances for shares to be issued consisted of the following as of the periods indicated:

	December 31	March 31
	2018	2018
	(Unaudited)
Advances for shares to be issued	$-	$425,749
	$-	$425,749

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

NOTE 7. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	December 31	March 31
	2018	2018
	(Unaudited)
Hao Shuping	$41,752	$112,690
Shen Zhenai	8,696	752
15 shareholders of Lvxin	189,570	458,208
	$240,018	$571,650

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of December 31, 2018, the Company has a balance due to 15 shareholders of Lvxin of $189,570, which was recorded as Due To Related Parties. It represents advances for expenses paid to suppliers by the 15 shareholders. The balance is non-interest bearing and due on demand.

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

The Company was not subject to any material loss contingencies as of December 31, 2018 and March 31, 2018.

Commitments

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square feet). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and is committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of CNY¥ 290,000 (approximately US$42,000).

In April 2018, Lvxin leased office space of approximately 176.86 square meters under a one year lease agreement. Lvxin paid approximately US$4,532 (RMB30,000) as rent and is committed to make annual lease payments of US$4,532 (RMB30,000). The office address is the Fuyuanguandi, Pingshun Street, Baoqing County, Shuangyasha City, Heilongjiang Province. China 155600. The office contains our administrative functions, sales, e-commerce operations and marketing functions.

The Company recorded rent expense of $35,687 for nine months ended December 31, 2018 and $11,341 for three months ended December 31, 2018.

The Company leases 497 hectares of cultivated land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, some of the leases are paid in advance for periods from 12 to 22 years. The Company accounts for the land rental costs as a cost of production of the growing paddy annually. The Company recorded land rental costs of $nil and $nil for nine months ended December 31, 2018 and 2017, and $nil and $nil for three months ended December 31, 2018 and 2017.

As of December 31, 2018 and March 31, 2018, the Company had made approximately $70,000 and $335,000 prepayments for cultivated land leases, respectively. Future annual minimum lease payments for non-cancellable operating leases are as follows:

ORGANIC AGRICULTURAL COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN USD) (UNAUDITED)

NOTE 8. CONTINGENCIES AND COMMITMENT (Continued)

Fiscal year end of March 31	Amount $
2019	$372,726
2020	402,596
2021	357,460
2022	280,862
2023	201,073
thereafter	1,001,366
Total	$2,616,083

NOTE 9. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds 51% interest of Lvxin as of December 31, 2018 and March 31, 2018.

As of December 31, 2018, and March 31, 2018, NCI in the consolidated balance sheet was $(21,750) and $(32,826), respectively.

For nine months ended December 31, 2018, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $(877,717) and $11,076, respectively. For nine months ended December 31, 2017, the comprehensive income (loss) attributable to shareholders’ equity and NCIs was $(123,136) and $286,479, respectively.

For three months ended December 31, 2018, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $(142,857) and $85,726, respectively. For three months ended December 31, 2017, the comprehensive income (loss) attributable to shareholders’ equity and NCI was $(123,136) and $286,479, respectively.

NOTE 10. SUBSEQUENT EVENTS

During the period from January 1, 2019 to February 14, 2019, the Company sold 5,000 shares of its common stock for $6,500 to 1 shareholder.

The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

On March 31, 2017, Hao Shuping acquired the controlling equity interest in Lvxin and entered into an agreement with the shareholders of Lvxin that gave him managerial control over the operations of Lvxin. On January 1, 2018, Hao Shuping assigned his interest in Lvxin to Tianci Liangtian, an entity that he had recently organized and controlled 100%.

On January 8, 2018, the equity owners of Tianci Liangtian assigned ownership of Tianci Liangtian to Organic Agricultural HK.

Hao Shuping had recently organized Organic Agricultural HK in Hong Kong as a subsidiary of Organic Agricultural Samoa, a holding company in which Hao Shuping held the 100% controlling interest.

On May 16, 2018, Organic Agricultural Company Limited acquired 100% ownership of Organic Agricultural Samoa in exchange for 10,000,000 shares of the Company’s common stock issued to the shareholders of Organic Agricultural Samoa. As a result, Organic Agricultural Company Limited became the beneficial owner of each holding company listed above and of the 51% equity interest in Lvxin, the Company’s operating entity.

The aforesaid series of transactions was accounted for as a business combination by entities under common control in accordance with ASC 805-50-30-5. Accordingly, the consolidated assets and liabilities of the Company and its subsidiaries have been presented at their carrying values at the date of the transaction; the Company’s historical stockholders’ equity has been retroactively restated to the first period presented, and the financial statements included in this Form 10Q reflect the consolidation of the results of operations and cash flows of Tianci Liangtian, its subsidiary Yuxinqi, and Lvxin since their respective inceptions.

Plan of Operations

Our subsidiary, Lvxin, has been involved in growing, threshing and selling unmilled rice since 2012, using leased farmland and the part-time labor of local farmers. During the 2018 fiscal year, which ended on March 31, 2018, Lvxin concentrated its leasing in the selenium-rich areas on the Sanjiang Plain. As a result, at March 31, 2018 and December 31, 2018 Lvxin held a harvested inventory of selenium-enriched paddy of $187,604 and $690,283. Because of the need to increase the selenium in the diets of many residents of China, particularly in the northeastern portion of China where Lvxin’s operations are located, we believe that this recent focus on production of selenium-enriched paddy will allow us to collect premium prices for our paddy.

Our other subsidiary, Yuxinqi, was organized in February 2018, and has only recently initiated its business plan. During the quarter ended December 31, 2018, Yuxinqi recorded its first sales of rice and other foodstuffs. Yuxinqi will devote its efforts to marketing and distribution of a range of selenium-enriched agricultural products.

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

Results of Operations

	For The Three Months Ended December 31,		Change
	2018 (Unaudited)	2017 (Unaudited)	$	%

Revenue	$211,130	$373,936	(162,806)	(44)%
Cost of Sales	135,932	222,193	(86,261)	(39)%
Gross Profit	75,198	151,743	(76,545)	(50)%

Total operating costs and expenses	121,070	43,110	77,960	(181)%
(Loss) income from operations before other income and income taxes	(45,872)	108,633	(154,505)	(142)%
Other (loss) income	(48)	4	(52)	(1300)%
(Loss) income from operations before income taxes	(45,920)	108,637	(154,557)	(142)%
Income tax	-	-	-	-
Net (loss) income	(45,920)	108,637	(154,557)	(142)%
Less: net (loss) income attributable to non-controlling interests	(86,992)	259,461	(172,469)	(66)%
Net (loss) attributable to common shareholders’	$(132,912)	$(150,824)	17,912	(12)%

	For The Nine Months Ended December 31,		Change
	2018 (Unaudited)	2017 (Unaudited)	$	%

Revenue	$214,815	$373,936	(159,121)	(43)%
Cost of Sales	138,010	222,193	(84,183)	(38)%
Gross Profit	76,805	151,743	(74,938)	(49)%

Total operating costs and expenses	853,680	43,110	810,570	1880%
Earnings from operations before other income and income taxes	(776,875)	108,633	(885,508)	(815)%
Other income	3,297	4	3,293	82325%
(Loss) income from operations before income taxes	(773,578)	108,637	(882,215)	(812)%
Income tax	-	-	-	-
Net (loss) income	(773,578)	108,637	(882,215)	(812)%
Less: net income attributable to non-controlling interests	66,745	259,461	(192,716)	(74)%
Net (loss) attributable to common shareholders’	$(840,323)	$(150,824)	(689,499)	457%

During the quarter ended December 31, 2018, the Company's subsidiary, Yuxinqi, recorded its first sales of milled rice and other foodstuffs. As our focus was on the rollout of that marketing operation, our revenue and cost of sales was significantly changed from prior periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
	Sales	%	Sales	%	Sales	%	Sales	%
Foodstuffs	$205,752	97.5%	—	—	$205,752	95.8%	—	—
Paddy	5,378	2.5%	$373,936	100%	9,063	4.2%	$373,936	100%
	$211,130		$373,936		$214,815		$373,936

As our results during the year ended March 31, 2018 indicate, where all sales for the first nine months of the fiscal year were recorded in the third quarter, the sale of paddy is extremely seasonal. This occurs because of the seasonal nature of paddy production, for which the period from April through September is the planting and growing season. Our development of Yuxinqi as a marketing enterprise with focus beyond paddy is largely caused by our desire to generate revenue year-round.

Because we had insignificant sales of paddy during the nine months ended December 31, 2018, we likewise had insignificant cost of sales attributable to paddy. The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Therefore costs of sales of only $8,778 and $10,856, respectively, were attributable to paddy sales. The remainder of our cost of sales, $127,154, was attributable to the sales of foodstuffs by Yuxinqi.

During nine months ended December 31, 2018 and 2017, the Company incurred $853,680 and $43,110, and $121,070 and 43,110 for three months, respectively, in operating expenses, the greater portion of which was attributable to the costs of our operations - i.e. salaries and office expenses. Salaries and benefits expense was particularly high during the nine months ended December 31, 2018 because in May 2018 the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of additional compensation expense. representing the fair value of those shares on the date issued.

In addition, during the three and nine months ended December 31, 2018, we incurred advertising and promotion expenses of $16,808 and $56,156, respectively, for the purpose of promoting the Company’s expansion. We also incurred expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, fees for a transfer agent and the like.

The Company’s operations produced a net loss of $45,920 for the three months ended December 31, 2018 and $773,578 for the nine months ended December 31, 2018. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore, we eliminated $86,992 of the net income attributable to Lvxin during the three months ended December 31, 2018 and eliminated $66,745 of the net income attributable to Lvxin during the nine months ended December 31, 2018. As a result, the net loss attributable to the Company's shareholders was $132,912 for the three months ended December 31, 2018 and $840,323 for the nine months ended December 31, 2018.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties. The shareholders of Lvxin financed the operations of that entity, and their loans have been repaid. Recently, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at December 31, 2018, the Company’s loans payable to related parties totaled $240,018 (a decrease from $571,650 at March 31, 2018), which was owed to members of the Company’s management. This left the Company with significant liquidity, as its working capital totaled $849,492. Working capital increased by $142,501 during the nine months ended December 31, 2018, primarily because $425,749 that had been advanced for the purchase of shares during the prior fiscal year was reclassified to shareholders’ equity when Organic Agricultural Company Limited was organized in April 2018 and the shares were issued.

The largest component of working capital is inventory, which is measured by the expenses incurred for rice in the field and in the warehouse. It is noteworthy that Lvxin had no accounts receivable at either December 31, 2018 or March 31, 2018. This occurs because the payment terms given by Lvxin to its customers are very constricted: most sales are made with COD (cash on delivery) terms, and no customer is afforded more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2018 and 2017.

	For the Nine Months Ended December 31,		Change
	2018 (Unaudited)	2017 (Unaudited)	$
Net cash (used in) provided by operating activities	$(389,092)	$5,214	(394,306)
Net cash (used in) investing activities	(232,897)	-	(232,897)
Net cash provided by financing activities	240,956	-	240,956
Effect of exchange rate fluctuation on cash and cash equivalents	(54,193)	(121)	(54,072)
Net (decrease) in cash and cash equivalents	(435,226)	(5,093)	(440,319)
Cash and cash equivalents, beginning of year	458,690	38	458,652
Cash and cash equivalents, ending of year	$23,464	$5,131	18,333

The Company only recorded $5,214 of cash provided by operating activities during the nine months ended December 31, 2017, as most cash generated by operations during that year was payable to the individuals who were shareholders of Lvxin at that time.

During the nine months ended December 31, 2018, our operations used net cash of $389,092. Net cash used in operations was primarily the result of expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, fees for a transfer agent and the like, as well as $413,435 in cash expended to increase our inventories. We partially offset these uses of cash by utilizing $114,079 in prepayments, $205,948 provided by shareholders and by receiving $190,258 in customer deposits.

Our investing activities during the nine months ended December 31, 2018 used $232,897. Investing activities consisted of:

●	$ 10,494 used in purchases of fixed assets;
●	$ 222,403 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the nine months ended December 31, 2018 generated $240,956. Financing activities consisted of:

●	$335,250 in proceeds from sales of common stock.

Cash flows during the nine months ended December 31, 2018 were primarily impacted by our absence of revenue. For that reason, the $389,092 in cash used in operations (primarily to fund the $413,435 addition to our inventories) partially offset by the sale of our parent company’s common stock for an aggregate capital contribution of $377,000.

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

Evaluations of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

•	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

•	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2018 for the purposes described in this paragraph.

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

We did not sell or issue any shares of unregistered equity securities during the three month period ended December 31, 2018.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	February 14, 2019
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	February 14, 2019
Yongmei Cao	(Principal Financial and Accounting Officer)

