Form 10-K
period 2019-03-31
Organic Agricultural Co Ltd
filed 2019-10-02
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

Commission File Number: 333-226810

ORGANIC AGRICULTURAL COMPANY LIMITED

 (Exact name of registrant as specified in its charter)

Nevada	82-5442097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6th Floor A, Chuangxin Yilu,

No. 2305, Technology Chuangxincheng,

Gaoxin Jishu Chanye Technology Development District,

Harbin City. Heilongjiang Province.

China 150090

Office: +86 (0451) 5862-8171

 (Address, including zip code, and telephone number, including area code,

of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of the date of filing of this report, there were outstanding 11,167,736 shares of the issuer’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None

i

PART I

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K.

Item 1.	Business

Corporate Structure

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018. Our website address is www.oacl.top. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report.

The Company, through its subsidiaries with headquarters in Harbin, China, grows and sells unmilled rice (“paddy”) and selenium-enriched paddy products, rice and other agricultural products. The Company is currently re-orienting its efforts to emphasize the sale of selenium-enriched paddy. We believe that the importance of selenium to human health and the fact of dietary selenium deficiency in large parts of China create a vast market potential for development. The Company’s subsidiaries include:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a wholly owned limited company registered in Samoa on December 15, 2017. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong. Organic Agricultural HK wholly owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a wholly owned Limited Company registered in Heilongjiang, China on November 2, 2017. Tianci Liangtian owns:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Tianci Liangtian organized Yuxinqi to function as a marketing company, selling paddy and other crops to customers in PRC. Yuxingi shares offices in Harbin with Tianci Liangtian. Yuxinqi was initially engaged in marketing exclusively for Lvxin, and recorded its first sales in the quarter ended December 31, 2018. As our operations grow, Yuxinqi will undertake a broader range of marketing activities, both for paddy provided by Lvxin and for other food products.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company registered in China on February 9, 2012. Since then, Lvxin has been engaged in the business of growing rice on leased farmland, harvesting and threshing it, then selling the paddy, primarily to the State Administration of Grain, the government entity responsible for ensuring grain supplies in the PRC. Lvxin’s office address is 1-507-1 Chaoyang Village, Chaoyang Town, Baoqing County, Shuangyashan City, Heilongjiang Province.

Our present corporate structure is as follows:

Our Business

Selenium is one of the “essential” nutrients for humans, meaning that our bodies cannot produce it, and so we have to get it from our diet. Selenium deficiency can cause health problems including Keshan’s disease, a form of cardiomyopathy. The World Health Organization has found that between 50 and 250 micrograms of selenium constitute a healthy daily intake.

Scientists now know selenium is necessary in the body’s production of selenoproteins, a family of proteins that contain selenium in the form of an amino acid. So far, 25 different selenoproteins in the body have been isolated, but only half of their functions have been identified. Selenium is one of several nutrients known to have antioxidant properties, meaning selenium plays a part in chemical reactions that stop free radicals from damaging cells and DNA. Human and animal research has found selenoproteins are involved in embryo development, thyroid hormone metabolism, antioxidant defense, sperm production, muscle function and the immune system’s response to vaccinations. Antioxidant supplements, including selenium, are often touted to help prevent heart disease, cancer and vision loss.

According to the Chinese Selenium Supplements Association, selenium is purported to help people with asthma, and reduce the risk of rheumatoid arthritis and cardiovascular disease. Selenium levels drop with age, so some have claimed selenium can slow the aging process, cognitive decline and dementia. Low selenium levels are also implicated in depression, male infertility, weak immune systems and thyroid problems.

Plants grown in soil containing selenium convert it into a form that is usable to humans and animals. Soil around the world varies in its selenium concentration. The higher the concentration of selenium in soil, the higher the concentration of selenium is in crops. Soil in Nebraska, South and North Dakota, for example, is especially rich in selenium, and people living in these areas typically have the highest dietary intake of selenium in the United States. On the other hand, Seventy-two percent (72%) of the land in China is selenium-poor. In the area from the three provinces in Northeast China to the Yunnan Guizhou plateau, two-thirds of the arable land is recognized as having selenium deficiency, where the selenium content of the principal crops is less than 0.05ppm.

Because rice is a staple food in China, selenium-enriched rice obtained by bioenrichment to increase the selenium content of rice was determined to be a good selenium source for the population in selenium-deficient regions. The government of China permits rice to be labeled “selenium-enriched” if the selenium content is at least 0.04 mg/kg. Rice with a selenium concentration in excess of 0.3 mg/kg is considered dangerous and may not be sold. Lvxin’s current inventory of paddy has an average selenium content of 0.18 mg/kg. A half cup of steamed rice (an average serving) made from paddy with a selenium content of 0.18 mg/kg will contain approximately 0.015 mg (i.e. 15 micrograms) selenium.

Our subsidiary, Lvxin, has been involved in growing, threshing and selling unmilled rice since 2012, using leased farmland and the part-time labor of local farmers. Lvxin’s farming operations take place in Baoqing County of Heilongjiang Province in a region known as the Sanjiang Plain. This part of Sanjiang Plain is noteworthy for, among other things, the relatively high content of selenium in its soil. By focusing on production of selenium-enhanced rice, Lvxin hopes to develop a sustainable position in the Chinese rice market.

Our other subsidiary, Yuxinqi, was organized in February 2018, and recorded its first sales during the quarter ended December 31, 2018. Yuxinqi will devote its efforts to marketing and distribution of selenium-enriched agricultural products, initially the selenium-enriched paddy grown by Lvxin, but in time hopes to acquire and distribute a range of selenium-enriched agricultural products.

Seasonality

Our business is seasonal, as our sales are generally during the harvest season, which occurs from October to March of the following year. Our sales are typically very low from April to September, which is the planting and growing period. Accordingly, we experience significant seasonal fluctuations in our revenues and our operating costs.

In addition, adverse weather conditions and other natural disasters may affect our planting and harvesting activities and cause a reduction and loss of agricultural production or a delay in realization of revenues.

A major reason for our development of Yuxinqi is to offset the seasonality of our rice business with the year-round marketing efforts of Yuxinqi. We intend that Yuxinqi will market value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

Operating Licenses

Our products and services are subject to regulation by governmental agencies in the PRC and Heilongjiang Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Tianci Liangtian and Yuxinqi operating licenses enable us to undertake agricultural technology development services, primary processing of agricultural products, grain and legume cultivation, and agricultural products sales. (Legally approved projects can be launched after approval by the relevant departments). The registration numbers are 91230100MA1ATNP757 and 91230109MA1AYU4P51, respectively; and they are valid from November 2, 2017 and February 5, 2018, respectively, with no expiration date.

●	Lvxin’s operating license enables us to plant rice, as well as to carry out technical exchanges and information consultation services related to paddy planting. The registration number is 93230523588124513U and it is valid from February 9, 2012 with no expiration date.

Competition

Currently, the production of selenium-enriched paddy in China is the province of small and medium-sized enterprises, with no dominant participant in the market. The diversity of the market is primarily a function of the relatively brief period that the concept of producing selenium-enriched food stuffs has been popular. As the concept becomes more well-established, the emergence of market leaders will be likely.

We are a small company. However, with our recent focus on production of selenium-enriched paddy, we are entering a growing market. We believe that we will be able to compete effectively in this market because we have the following advantages:

●	Geographical advantages

Lvxin is located in the hinterland of the Sanjiang Plain in Heilongjiang Province. The Sanjiang Plain is one of the world’s most famous areas of fertile soil and one of China’s three largest selenium-enriched belts.

●	Product specificity

Our business activities are focused exclusively on the production of paddy, particularly selenium-enriched paddy. Because selenium-enriched paddy has certain differences with ordinary paddy cultivation, and the technical requirements for effective growing are relatively high, we have invited specialized technical personnel to provide guidance and realize scientific farming.

Suppliers

Over the years of operations, we have developed a solid and reliable image and reputation with the suppliers. We have established supplier relationships with several local companies.

Marketing

We believe that the importance of selenium to human health and the fact of selenium deficiency in large parts of China create a vast market potential for development. Selenium has been studied extensively in China. These efforts have resulted in confirming that selenium is an important element for human health and that there are areas within China that are significantly deficient in the soil and water. In the past decade, Chinese government policy has helped to enhance the importance of selenium and the potential of the selenium market.

As the market for the Company’s paddy becomes stable, and as resources become available, the Company intends to expand its product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet. In this manner, the Company hopes to alleviate the seasonality of its revenues, by having products available for sale year-round.

Insurance

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products.

Income Taxes

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our net deferred tax assets.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended March 31, 2019 and 2018 due to operating losses.

Lvxin product sales and services have been exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and fisheries industries shall be exempt from business income tax.

Employees

As of March 31, 2019, we had 33 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

During the growing and harvest seasons, Lvxin hires approximately 190 local farmers on a part-time basis to assist in the farming operations.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and other information in this 10K before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Business

The ongoing reduction in government price support for the rice market in China may prevent us from achieving sustained profitability.

Until recently, China’s State Administration of Grain guaranteed minimum purchase prices for paddy rice grown by China’s farmers. The minimum price was generally higher than the prices quoted on world markets. As China in the past few years has allowed its Yuan to appreciate against the value of the U.S. dollar, the discrepancy between prices paid to Chinese paddy growers and world markets increased proportionately. As a result, in 2017 the State Administration of Grain reduced the minimum price. This was the principal cause of the reduction in gross revenue realized by Organic Agricultural from fiscal year 2017 to fiscal year 2018. The State Administration implemented further reductions in calendar year 2018. If the State Administration continues to withdraw its support from the market for paddy produced in China, the Company’s prospects for profitability may be adversely affected.

The amount of land available in the Sanjiang Plain for expansion of agricultural wetlands diminishes annually, which increases the cost of our leasing program and may prevent us from expanding our operations.

The Sanjiang Plain is a vast area of alluvial floodplains and low hills in northeast Heilongjiang Province, China. Over the last six decades, paddy fields on the Sanjiang Plain have experienced rapid expansion and aggregation. The Sanjiang Plain’s high-quality soils and favorable climate for grain production attracted major attention from government agricultural development programs beginning in the early 1950s. Since that time, the central government of China strongly encouraged settlement and reclamation of wetlands, and development of large-scale farming in the Sanjiang Plain. Over 5,000,000 hm2, or 47% of the land in the Sanjiang Plain, has been converted to farmland, mostly for corn, soybean, and rice production. Most of this farmland was reclaimed from various types of original wetland by massive drainage projects. While this expansion of the available agricultural acreage has made possible the development of paddy farming in the Sanjiang Plain, the forces behind it put increasing demands on the agricultural wetlands. Farmers with land leases from the government can demand increasing rentals for subleases, and the Company will find itself in competition for the better parcels of paddy lands. This demand for suitable land in the Sanjiang Plain may interfere with the Company’s efforts to expand in a cost-effective manner.

Some residents of China have recently begun to use supplements to offset selenium deficiency in their diets. We cannot predict the extent to which they may come to prefer supplements as a remedy for selenium deficiencies rather than selenium-enhanced food products.

Selenium deficiency has been a problem in eastern China for centuries, and the relationship of selenium deficiencies to Keshan Disease has long been known. Until recently, efforts to alleviate selenium deficiencies have been limited to changes in diet and the introduction of selenium-rich foods, where available. The use of selenium supplements is relatively recent. The use of selenium supplements does offer certain advantages, however, selenium supplements, if purchased from a reliable vendor, provide an assured quantity of selenium, whereas the selenium quantity in a specific item of grocery food is untested. Selenium supplements may be more cost-effective than selenium-enhanced foods, depending on the development of the market for each. For these and other reasons, the growth of the market for selenium supplements may be an obstacle to the growth of the market for selenium-enhanced foods.

Product liability claims could materially impact operating results and profitability.

Excessive ingestion of selenium can have serious harmful effects on an individual. While our technicians will use their best efforts to achieve an optimal selenium content in our products, many factors determine the selenium levels in a crop. Our technicians may be unable to determine when a crop contains an excess amount of selenium. Moreover, even if our technicians are successful in optimizing the selenium value in our crops, consumers who suffer symptoms of selenium poisoning may focus their blame on our products. In either such situation, we may be subject to lawsuits for damages. Such lawsuits could drain our financial resources, particularly as we do not presently carry any product liability insurance or business interruption insurance. Lawsuits by customers may also distract the time and attention of our management. In addition, a product liability claim, regardless of merit or eventual outcome, could result in damage to our reputation, decreased demand for our products, product recalls and loss of revenue.

We do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business, as well as, liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

We may not be able to effectively control and manage our planned growth.

We have limited operational, administrative and financial resources, which may be inadequate to sustain the growth we want to achieve. If our business and markets grow and develop, it will be necessary for us to finance and manage expansion accordingly. In addition, we may face challenges in managing our expanding product and service offerings, and in integrating any businesses we acquire with our own. Such growth would place increased demands on our existing management, employees and facilities. Our failure to meet these demands could interrupt or adversely affect our operations and cause administrative inefficiencies. Additionally, failure to execute our planned growth strategy could have a material adverse effect on our business, financial condition and results of operation.

As a smaller agricultural company with reporting obligations we may be at a competitive disadvantage to other agricultural companies. The agricultural industry has low barriers to entry.

Because the agricultural market is competitive, is driven in part by costs, and consists mostly of private companies that do not have public reporting obligations, our reporting obligations may put us at a competitive disadvantage. The agricultural industry has low barriers to entry. In addition, we will face additional expenses that a private agricultural company does not have, such as PCAOB auditor fees, Edgar filing fees and legal fees related to our SEC reporting obligations. Other non-public agricultural companies do not incur these costs. We are at a competitive disadvantage to our competitors because of this.

Our sales have seasonal variations and adverse weather conditions could cause a reduction and loss of agricultural production.

We will experience seasonal variations in our revenues and our operating costs due to seasonality. Normally, our current product’s selling season is in the first quarter and fourth quarter and from the second quarter through the third quarter is the planting and harvesting period. During the fiscal years ended March 31, 2019 and 2018, approximately 100% of our sales volume came during the first quarter and the fourth quarters. Further, if any natural disasters, such as snowstorms, floods, drought or earthquakes, occur, it could cause a reduction and loss of agricultural production.

Risks Relating to our Management

The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales.

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, Shen Zhenai, our President, Chairman of the Board and Director, Xun Jianjun, our Chief Executive Officer and Director, Cao Yongmei, our Chief Financial Officer, as well as the continued involvement of Hao Shuping, our Director who brought together the elements of our business. They are developing our business, which will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales, which could adversely affect our financial results and impair our growth.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. Competition for such qualified employees is intense. If we do not succeed in attracting competent personnel or in retaining or motivating them, we may be unable to grow effectively. In addition, our future success depends largely on our ability to retain key consultants and advisors. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of Organic Agricultural Company Limited. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a newly public reporting company, we will be in a continuing process of developing, establishing, and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting if and when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. Although our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the date we are no longer an emerging growth company, our management will be required to report on our internal controls over financial reporting under Section 404. If we fail to achieve and maintain the adequacy of our internal controls, we would not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, that must be performed may reveal other material weaknesses or that the material weaknesses noted have not been fully remediated. If we do not remediate the material weaknesses noted, or if other material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated or could subsequently require restatement, we could receive an adverse opinion regarding our internal controls over financial reporting from our independent registered public accounting firm and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in monitoring the Company’s compliance with its disclosure and accounting obligations. Until we establish such committee, we will be unable to obtain a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of three directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which has no independent members, acts as the compensation committee for the Company and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and benefits levels that may not be commensurate with our financial performance or the market place.

Limitations on director and officer liability and indemnification of our Company’s officers and directors by us may discourage stockholders from bringing a lawsuit against an officer or director.

Our Company’s certificate of incorporation and bylaws provide, with certain exceptions as required by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing a lawsuit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation by stockholders on the Company’s behalf against a director or officer.

Our management has limited experience managing a public company.

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements associated with being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain independent and qualified persons to serve on our board of directors, our board committees or as executive officers.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties and additional costs in implementing and maintaining adequate internal controls as will be required under Section 404 of the Sarbanes Oxley Act of 2002.

Risks Related to Regulation

Our success depends upon the development of the PRC’s agricultural industry.

The PRC is currently the world’s most populous country and one of the largest producers and consumers of agricultural products. Despite the Chinese government’s emphasis on agricultural self-sufficiency, inadequate port facilities and lack of warehousing and cold storage facilities may impede the growth of the domestic agricultural trade. At the present stage, we rely on local buyers and the State Grain Reserve of China in the PRC to purchase our products. If the PRC does not develop adequate infrastructure for the distribution of agricultural products, our ability to expand our markets will be limited.

Changes in the policies of the PRC government could have an adverse effect on our business.

Policies of the PRC government can have significant effects on the economic conditions in the PRC. Although the PRC government has been pursuing economic reform policies and transitioning to a market-oriented economy, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social conditions. Our business could be adversely affected by changes in PRC government policies, including but not limited to changes in policies relating to taxation, currency conversion, imports and exports, and ownership of private enterprises.

PRC laws and regulations governing our current business operations are sometimes vague and subject to interpretation, and any changes in PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business. These laws and regulations are sometimes vague and are subject to future changes, and their official interpretation and enforcement by the various branches of the PRC government may involve substantial uncertainty. The PRC legal system is based in part on governmental policies and internal rules some of which are not published on a timely basis or at all. New laws, regulations, rules and policies that affect existing and proposed future businesses may also be applied retroactively. We cannot predict with certainty what effect existing or new PRC laws or regulations may have on our business. In addition, there is less published guidance regarding PRC laws as compared to laws in the United States, and prior rulings and interpretations of PRC laws may not necessarily carry the same precedential value as in the United States.

Governmental control of currency conversion may affect the value of your investment.

The People’s Republic of China (PRC) government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of RMB may materially and adversely affect your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of the RMB we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Because our principal assets are located outside of the United States and because all of our directors and all our officers reside outside of the United States, it may be difficult for you to use the United States Federal securities laws to enforce your rights against us and our officers or to enforce judgments of United States courts against us or them in the PRC.

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, Tianci Liangtian, Yuxinqi and Lvxin, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

Risks Relating to Our Common Stock

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. The exemptions available to emerging growth companies include the right to present only two years of audited financial statements in our registration statements and annual reports, an exemption from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act relating to internal controls, reduced disclosure about executive compensation arrangements, and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. Some of these exemptions are also available to us as a smaller reporting company (i.e. a company with less than $250 million of its voting equity held by non-affiliates).  We have elected to adopt these reduced disclosure requirements.  We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. The decision to opt out is irrevocable.

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $250 million on the last day of our second fiscal quarter, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present more than two years of audited financial statements in our registration statements and annual reports on Form 10-K; or

●	present any selected financial data in such registration statements and annual reports filings made by the Company.

Because we will be subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

If we are able to secure a listing for our common stock, it is likely that our common stock will be classified as a “penny stock’ when trading is initiated and for an indeterminate period thereafter. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

Shareholders do not have pre-emptive rights, which will cause them to experience dilution if we issue additional securities.

At any time or times after this offering, we may issue and sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us or the market.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We and our shareholders also face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Pursuant to a notice, or Circular 698, issued by the State Administration of Taxation, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5%; or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the relevant tax authority of the PRC resident enterprise such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, currently at a rate of 10%.

Our insiders own the majority of the outstanding shares of our stock, and accordingly, will have control over stockholder matters, the Company’s business and management.

As of the date of this report, the four members of our Board of Directors own, in the aggregate, common stock representing 53.6% of the outstanding shares of our common stock. While they continue to hold the majority of the voting power in our Company, these four directors will have effective control over the Company, in particular, the four directors will have the ability to:

●	Elect or defeat the election of our directors;

●	Amend or prevent amendment of our articles of incorporation or bylaws;

●	Effect or prevent a merger, sale of assets or other corporate transaction; and

●	Affect the outcome of any other matter submitted to the stockholders for vote.

Moreover, because of the significant ownership position held by our insiders, new investors will not be able to affect a change in the Company’s business or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

The Company does not own any real property. We believe the premises we now have under lease will be adequate for our operations for the foreseeable future.

Office Leases

In November 2017, Tianci Liangtian leased an office space of approximately 7,169 sqft under operating lease agreements. Tianci Liangtian paid approximately $1,592 in lease deposits and was committed to make annual lease payments of USD$43,761. The office address is the full 6th Floor A, Chuangxin Yilu, No. 2305, Technology Chuangxincheng, Gaoxin Jishu Chanye Technology Development District, Harbin City. Heilongjiang Province. China 150090. The office contains our administrative functions, sales, e-commerce operations and marketing functions. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of CNY¥ 290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019.

Effective on May 1, 2018, Lvxin leased office space of approximately 1,904 sqft for a one year period ending on April 30, 2019, with an option to extend the lease. The office lease agreement requires Lvxin to pay approximately USD$4,532 (RMB30,000) for the year’s rent, with the rent for any extended period to be based on market conditions.. The office address is the Fuyuanguandi, Pingshun Street, Baoqing County, Shuangyasha City, Heilongjiang Province. China 155600. The office contains our administrative functions, sales, e-commerce operations and marketing functions.

Farmland Leases

Lvxin is party to approximately 300 leases for farmland in Baoqing County, Heilongjiang Province. The area currently leased totals 1,228 acres, most of which are located in the Sanjiang Plain. We estimate that approximately four million kilograms of paddy can be grown on 1,228 acres.

Each of the 300 farmland leases was drawn on the same form. The lease permits Lvxin to conduct production operations on an identified parcel of farmland for a stated period of years, up to 22 years in some leases. There are no specific provisions for termination of the leases other than upon expiration of the stated term; accordingly, a party may terminate a lease during its term only pursuant to such provisions of law as permit termination in the event of a material irremediable breach. The leases provide for a fixed rental amount, which is paid either annually on January 1 or, in some cases, prepaid for periods from 12 to 22 years. The leases assign to Lvxin the right to receive any special subsidy that the PRC may issue from time to time. The parties agree to negotiate, should any issues arise with respect to the leasehold.

Item 3.	Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not currently listed for trading on any exchange or quotation system and there is no active trading market for our shares of common stock.

Holders of Securities

As of the date of filing of this report,, we had 113 shareholders of record and 11,167,736 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 5,182,736 shares of our common stock now held by shareholders.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on our common stock. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We and our shareholders also face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. Pursuant to a notice, or Circular 698, issued by the State Administration of Taxation, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company, and such overseas holding company is located in a tax jurisdiction that: (1) has an effective tax rate less than 12.5%; or (2) does not tax foreign income of its residents, the non-resident enterprise, being the transferor, shall report to the relevant tax authority of the PRC resident enterprise such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, currently at a rate of 10%.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended March 31, 2019.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ended March 31, 2019.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended March 31, 2019, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results:

●	The determination, described in Note 4 to our Consolidated Financial Statements, to record our inventories as of March 31, 2019 at their fair market value, i.e. $516,404. The cost of our inventories primarily consists of the growing costs of crops, both in the field and harvested, as well as the cost of harvesting crops that remain unsold. U.S. GAAP mandates that we record the value of our inventory at the lower of cost or net realizable value. Our determination to record the inventories at fair market value was based on our determination that the paddy in inventory, including paddy in the field, was sold for an amount below its cost in May 2019.

Results of Operations for the Years Ended March 31, 2019 and 2018

The following table shows key components of the results of operations during the years ended March 31, 2019 and 2018:

	For the Years Ended March 31,		Change
	2019	2018	$	%

Revenue	$1,123,313	$378,899	$744,414	196%
Cost of Sales	911,092	225,143	685,949	305%
Gross Profit	212,221	153,756	58,465	38%

Total operating costs and expenses	1,040,221	138,574	901,647	651%
(Loss) earnings from operations before other income and income taxes	(828,000)	15,182	(843,182)	(5554%)
Other income	3,442	133	3,309	2488%
(Loss) income from operations before income taxes	(824,558)	15,315	(839,873)	(5484%)
Income taxes	-	-	-	-
Net (loss) income	(824,558)	15,315	(839,873)	(5484%)
Less: net income attributable to non-controlling interests	79,337	61,997	17,340	28%
Net (loss) attributable to common shareholders’	$(903,895)	$(46,682)	$(857,213)	1836%

During the year ended March 31, 2019, the Company’s subsidiary, Yuxinqi, recorded its first sales of milled rice and other production. As our focus was on the rollout of that marketing operation, our revenue and cost of sales was significantly changed from prior periods:

	The Year Ended March 31,
	2019		2018
	Sales	%	Sales	%
Milled Rice and other production	$245,045	22%	$--	--
Paddy	878,268	78%	378,899	100%
	$1,123,313	100%	$378,899	100%

As our results during the year ended March 31, 2018 indicate, where almost all sales for the fiscal year were recorded in the third and fourth quarters, the sale of paddy is extremely seasonal. This occurs because of the seasonal nature of paddy production, for which the period from April through September is the planting and growing season. Our development of Yuxinqi as a marketing enterprise with focus beyond paddy is largely caused by our desire to generate revenue year-round.

The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Costs of sales of $759,626 were attributable to paddy sales during the year ended March 31, 2019, resulting in gross profit of $118,642 and a gross margin of 13.5% from the sale of paddy. Costs of sales of $225,143 were attributable to paddy sales during the year ended March 31, 2018, resulting in gross profit of $153,756 and a gross margin of 40.6%. The lower market price of the paddy, and the 27.2% increase in average unit cost, caused by reduced production, are the major factors in the reduction of paddy sales gross margin compared with last year. The remainder of our cost of sales, $151,466, was attributable to the sales of milled rice and other foodstuffs, resulting in gross profit of $93,579 and a gross margin of 38.2%. The higher margin on our non-paddy lines makes our expansion in this market attractive. However, we also expect that increased advertising of the health benefits of consuming selenium-enriched rice will increase demand for our paddy products and enable greater margins. We intend to devote resources to that advertising effort as they become available.

During the years ended March 31, 2019 and 2018, the Company incurred $1,040,221 and $138,574, respectively, in operating expenses, the greater portion of which was attributable to the costs of our operations - i.e. salaries and office expenses. Salaries and benefits expense was increased by an estimated of $578,000 during the year ended March 31, 2019 due to increase in operation including that in June 2018 the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of stock compensation expense, representing the fair value of those shares on the date issued.

In addition, during the year ended March 31, 2019, we incurred advertising and promotion expenses of approximately $67,000 and an increase in traveling and related expenses of $182,000, for the purpose of promoting the Company’s expansion. We also incurred $140,056 of expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, fees for a transfer agent and the like.

The Company’s operations produced a net loss of $824,558 and net income of $15,315 for the year ended March 31, 2019 and 2018, respectively. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore, we eliminated $79,337 and $61,997 of the net income attributable to Lvxin’ minority shareholders during the years ended March 31, 2019 and 2018. As a result, the net loss attributable to the Company’s common shareholders was $903,895 and $46,682 for the year ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties. The shareholders of Lvxin financed the operations of that entity, and their loans have been repaid. Recently, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at March 31, 2019, the Company’s loans payable to related parties totaled $92,307 (a decrease of $479,343 from March 31, 2018), which was owed to members of the Company’s management. Working capital totaled $288,163. Working capital decreased by $51,803 during the year ended March 31, 2019, as the net loss incurred during that year eliminated most of our cash balance. The reduction in working capital was significantly less than the net loss, however, because we reclassified from other payable to equity $425,749 that had been advanced for the purchase of shares during the prior fiscal year. That balance was reclassified to shareholders’ equity when Organic Agricultural Company Limited was organized in April 2018 and the shares were issued.

The largest component of working capital is inventory, which is measured by the expenses incurred for rice in the field and in the warehouse. It is noteworthy that Lvxin and Yuxingqi had no accounts receivable at either March 31, 2019 or March 31, 2018. This occurs because the payment terms given by Lvxin and Yuxingqi to its customers are very constricted: most sales are made with COD (cash on delivery) or prepayment terms, with no customer having more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the years ended March 31, 2019 and 2018.

	For the Years Ended March 31,		Change
	2019	2018	$
Net cash (used in) provided by operating activities	$(472,702)	$172,225	$(644,926)
Net cash (used in) investing activities	(238,672)	-	(238,672)
Net cash provided by financing activities	313,773	262,463	51,310
Effect of exchange rate fluctuation on cash and cash equivalents	(48,136)	23,964	(72,101)
Net increase(decrease) in cash and cash equivalents	(445,737)	458,652	(904,389)
Cash and cash equivalents, beginning of year	458,690	38	458,652
Cash and cash equivalents, end of year	$12,953	$458,690	$445,737

During the year ended March 31, 2019, our operations used net cash of $472,702. The use of cash in operations was less than the net loss for the year primarily because the net loss included a non-cash expense of $377,000 attributable to the market value of shares issued to employees in June 2018. In addition, we preserved cash by utilizing $222,700 of inventories and adding $134,561 provided by receiving customer deposits.

The Company recorded $172,225 of cash provided by operating activities during the year ended March 31, 2018, as most cash generated by operations during that year was $178,313 of cash received from individuals who were shareholders of Lvxin at that time.

Our investing activities during the year ended March 31, 2019 used $238,672. Investing activities consisted of:

●	$ 10,754 used in purchases of fixed assets;

●	$ 227,918 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the year ended March 31, 2019 generated $313,773. Financing activities consisted of $405,939 in proceeds from sales of common stock, offset by $104,483 used to repay loans from related parties.

Trends, Events and Uncertainties

Our business is seasonal, as our sales occur generally during the harvest season, which occurs from October to March of the following year. Our sales are typically the lowest from April to September, which is the planting and growing and harvesting period. Accordingly, we experience significant seasonal fluctuations in our revenues and our operating costs.

In addition, adverse weather conditions and other natural disasters may affect our planting and harvesting activities and cause a reduction and loss of agricultural production or a delay in realization of revenues.

As resources become available, the Company intends to expand its product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet. In this manner, the Company hopes to alleviate the seasonality of its revenues, by having products available for sale year-round.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 2 of our consolidated financial statements included in this annual report for a discussion of the effect on our balance sheet that we anticipate occurring as we adopt in the current fiscal year the treatment of leases mandated by FASB in ASU 2018-11.

There were no other recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIDARIES

To the Board of Directors and
Stockholders of Organic Agricultural Company Limited

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the correction of the error described in Note 2, the balance sheet of Organic Agricultural Company Limited (the “Company”) as of March 31, 2018, and the related statement of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, except for the error described in Note 2, the 2018 financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the correction of the error described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Wei, Wei & Co., LLP. (The 2018 financial statements before the effects of the adjustments discussed in Note 2 have been withdrawn and are not presented herein.)

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We served as the Company’s auditor in 2018

Diamond Bar, California

August 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of Organic Agricultural Company Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Organic Agricultural Company Limited and subsidiaries (the “Company”) as of March 31, 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholder’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Correction of an Error

We also have audited the adjustments described in Note 2 that were applied to restate the 2018 consolidated financial statements to correct an error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, or apply any procedures to the 2018 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018

October 2, 2019

Flushing, NY

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIDARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND MARCH 31, 2018

(EXPRESSED IN US DOLLARS)

	March 31,	March 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$12,953	$458,690
Inventories	516,404	821,211
Other receivables	19,096	3,184
Prepayments and deferred expenses	121,257	159,075
Total current assets	669,710	1,442,160

Long-term lease prepayments	273,275	367,025
Property plant and equipment, net	7,613	-
Total assets	$950,598	$1,809,185

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$56,594	$72,951
Customer deposits	164,362	31,844
Due to related parties	92,307	571,650
Other payable	68,284	425,749
Total current liabilities	381,547	1,102,194
Total liabilities	381,547	1,102,194

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,167,736 and 10,000,000 shares issued and outstanding at March 31, 2019 and 2018, respectively	11,168	10,000
Additional paid-in capital	1,833,730	544,162
Accumulated (deficit)	(1,278,133)	(374,238)
Other comprehensive (loss) income	(1,473)	37,072
Total shareholders’ equity of the Company	565,292	216,996
Non-controlling interest	3,759	489,995
Total shareholders’ equity	569,051	706,991
Total liabilities and shareholders’ equity	$950,598	$1,809,185

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For The Years Ended
	March 31,
	2019	2018

Revenue	$1,123,313	$378,899
Cost of Sales	911,092	225,143
Gross Profit	212,221	153,756

Operating costs and expenses:
General and administrative expenses	973,087	138,574
Selling and marketing expenses	67,134	-
Total operating costs and expenses	1,040,221	138,574
Operating (loss) income	(828,000)	15,182
Other income	3,442	133
(Loss) income before provision for income taxes	(824,558)	15,315
Provision for income taxes	-	-
Net income (loss)	(824,558)	15,315
Less: net income attributable to non-controlling interests	79,337	61,997
Net (loss) attributable to common shareholders	$(903,895)	$(46,682)

Basic and diluted loss per share	$ (0.08)	$(0.00)
Weighted average number of shares outstanding-basic and diluted	11,006,610	10,000,000

Other comprehensive (loss) income:

Net (loss) income	$(824,558)	$ 15,315
Foreign currency translation adjustment	(78,423)	98,465
Comprehensive (loss) income	(902,981)	113,780

Less: Comprehensive income attributable to non-controlling interests	39,459	111,423
Comprehensive (loss) income attributable to the common shareholders	$(942,440)	$2,357

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIDARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in	Retained Earnings	Other comprehensive	Total Shareholders’ Equity	Non-controlling	Total Shareholders’ Equity and
	Quantity	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)	interest	NCI
Balance at March 31, 2017-as restated	10,000,000	$10,000	$323,533	$(327,556)	$(11,967)	$(5,990)	$424,876	$418,886
Net income (loss)	-	-	-	(46,682)	-	(46,682)	61,997	15,315
Foreign currency translation adjustment	-	-	-	-	49,039	49,039	49,426	98,465
Distribution to minority shareholders	-	-	-	-	-	-	(258,280)	(258,280)
Shareholders contribution	-	-	220,629	-	-	220,629	211,976	432,605
Balance at March 31, 2018-as restated	10,000,000	10,000	544,162	(374,238)	37,072	216,996	489,995	706,991

Net income (loss)	-	-	-	(903,895)	-	(903,895)	79,337	(824,558)
Sale of common shares	725,000	725	760,275	-	-	761,000	-	761,000
Shares issued for compensation	290,000	290	376,710	-	-	377,000	-	377,000
Shares issued for reorganization consideration	152,736	153	152,583	-	-	152,736	-	152,736
Foreign currency translation adjustment	-	-	-	-	(38,545)	(38,545)	(39,878)	(78,423)
Distribution to minority shareholders	-	-	-	-	-	-	(525,695)	(525,695)
Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Years ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net (loss) income	$(824,558)	$15,315
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,141	-
Share based compensation	377,000	-
Inventory-impairment	29,439	-
Changes in operating assets and liabilities:
Prepayments and deferred expenses	97,827	(16,936)
Inventories	222,700	(104,060)
Other receivables	(16,116)	(3,018)
Accounts payable and accrued expenses	(15,719)	72,431
Customer deposits	134,561	30,180
Due to (from) related parties	(495,961)	178,313
Other payables	14,984	-
Net cash (used in) provided by operating activities	(472,702)	172,225

Cash Flows from Investing Activities
Purchase of fixed assets	(10,754)	-
Payment to Lvxin original shareholders for transfer of 51% interest	(227,918)	-
Net cash (used in) investing activities	(238,672)	-

Cash Flows from Financing Activities
Proceeds from related party loans	12,317	117,236
Repayment of related party loans	(104,483)	-
Proceeds from sale of common stock	405,939	403,507
Distribution to minority shareholders	-	(258,280)
Net cash provided by financing activities	313,773	262,463

Effect of exchange rate fluctuation on cash and cash equivalents	(48,136)	23,964
Net (decrease) increase in cash and cash equivalents	(445,737)	458,652

Cash and cash equivalents, beginning of year	458,690	38
Cash and cash equivalents, end of year	$12,953	$458,690

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$24,960
Supplemental disclosure of non-cash activities
Offset of balance due for 51% interest to due from related parties	$77,554	$-
Minority shareholders profit offset to related party account	$525,695	$-
Issuance of common stock as stock compensation	$377,000	$-
Non-cash shareholders contribution	-	432,605

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy products, rice and other agricultural products. The Company’s subsidiaries include:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017 and is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong and is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a limited company incorporated in Heilongjiang, China on November 2, 2017 which is wholly owned by Organic Agricultural HK. Tianci Liangtian owns:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Yuxinqi sells agricultural products, including paddy and other crops, to customers worldwide.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company was incorporated in China on February 9, 2012. Lvxin is an integrated agricultural company providing self-planting paddy, sales and services to its customers.

 Reorganization

On May 16, 2018, the Company completed a corporate reorganization to combine several controlled entities (now referred to as the “subsidiaries”) into Organic Agricultural. The specific transactions related to this reorganization are as follows:

On March 31, 2017, Hao Shuping and the shareholders of Lvxin signed an Equity Transfer Agreement, whereby shareholders of Lvxin transferred 51% of the controlling interest in Lvxin to Hao Shuping. Hao Shuping agreed to pay the Lvxin shareholders RMB 2,029,586 (US$305,472) in cash and cause the company that would become Organic Agricultural to issue to them 152,736 shares (valued at US$152,736). Hao Shuping and the shareholders of Lvxin also signed an irrevocable supplemental agreement that gave Hao Shuping voting and managerial control over Lvxin. By June 22, 2018, Tianci Liangtian paid all of the consideration to Lvxin’s former shareholders.

On January 1, 2018, pursuant to the Equity Transfer Agreement between Hao Shuping and Tianci Liangtian, Hao Shuping transferred his 51% controlling interest in Lvxin to Tianci Liangtian. As control of both entities resided with Hao Shuping, we have accounted for the combination of Lvxin with Tianci Liangtian as a transaction between entities under common control.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

●	On January 8, 2018, the shareholders of Tianci Liangtian transferred ownership of Tianci Liangtian to Organic Agricultural HK, which is wholly owned by Organic Agricultural Samoa.

●	On May 16, 2018, the Company issued 10,000,000 shares of its common stock, par value $0.001 to the shareholders of Organic Agricultural Samoa, in exchange for 100% of the outstanding shares of Organic Agricultural Samoa (the “Share Exchange”).

As a result of the Share Exchange, Hao Shuping acquired 48.8% of the Company’s outstanding shares. Prior to the Share Exchange, Hao Shuping controlled Lvxin and Tianci Liangtian. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of the Company and its subsidiaries are presented at their carrying values at the date of the transaction; the Company’s historical stockholders’ equity was retroactively restated to the first period presented, as the acquisition of Organic Agricultural Samoa, Organic Agricultural HK, Tianci Liangtian and Lvxin was treated as a combination of entities under common control.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of our Annual Report on Form 10-K for the fiscal year end of March 31, 2019, the Company has discovered errors between the balance of additional paid-in capital and non-controlling interest, which resulted in misstatements in our previously issued consolidated balance sheet and statement of shareholders’ equity for the year ended March 31, 2018. The consolidated financial statements for the year ended March 31,2018 have been restated to reflect the correction of the misstatements. The Company has also corrected certain disclosures related to the consolidated financial statements. As a result of these misstatements, the Company has restated its consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

The following reclassifications have been made: (i) for the fiscal year ended March 31, 2017, $310,845 of shareholders’ contribution was reclassified from additional paid-in capital to non-controlling interest (ii) for the fiscal year ended March 31, 2018, $367,025 was reclassified from Prepayments and deferred expenses to Long-term lease prepayments, (iii) for the fiscal year ended March 31, 2018, $211,976 of shareholders’ contribution was reclassified from additional paid-in capital to non-controlling interest,.

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	As previously reported	Adjustments	As Restated
As of March 31, 2017
Additional paid-in capital	$634,378	$(310,845)	$323,533
Total shareholders’ equity of the Company	304,885	(310,845)	(5,990)
Non-controlling interest	114,031	310,845	424,876
Total shareholders’ equity	418,886	-	418,886

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended March 31, 2018
Prepayments and deferred expenses	$526,100	$(367,025)	$159,075
Long-term lease prepayments	-	367,025	367,025
Shareholders’ contribution - Company	432,605	(211,976)	220,629
Shareholders’ contribution - non-controlling interest	-	211,976	211,976
Total shareholders’ equity	$706,991	$-	$706,991

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation when applicable.

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is the inventory valuation allowance. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of March 31, 2019 and 2018.

Revenue recognition

The Company recognized revenue for the year ended March 31, 2018 in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

The Company recognizes revenue when the amount of revenue can be reliably measured, it is probable that economic benefits will flow to the entity, and specific criteria have been met for each of the Company’s activities as described below.

The Company sells paddy and selenium-enriched paddy products, rice and other agricultural products. All revenue is recognized when it is both earned and realized. The Company’s policy is to recognize the sale when the products, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds is reasonably assured, all of which generally occur when the customer receives the products.

Given the nature of this revenue source of the Company’s business and the applicable rules guiding revenue recognition, the revenue recognition practices for the sale do not contain estimates that materially affect results of operations nor does the Company have any policy for return of products.

Effective April 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended March 31, 2019.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Level 2: Quoted prices, other than those in Level 1, in markets that are not active or for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the years ended March 31, 2019 and 2018.

Financial assets and liabilities of the Company primarily consists of cash, prepayments and deferred expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at March 31, 2019 and 2018, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Organic Agricultural HK is the Hong Kong Dollar (“HKD”), and the functional currency of Organic Agricultural Samoa and Organic Agricultural is the United States dollar (“US Dollars” “USD” or “$”). The reporting currency of these consolidated financial statements is in US Dollars.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used for foreign currency translation are as follows:

		For the years ended March 31,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB)
Assets and liabilities	period end exchange rate	6.7111 / 7.8493	6.2807
Revenue and expenses	period average	6.7108 / 7.8416	6.6269

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

Lvxin products sales and services have been exempt from enterprise income tax. According to the “PRC Income Tax Law” Article 27 (1), income from agricultural, forestry, animal husbandry and fisheries Industries shall be exempt from business tax.

According to the “PRC Income Tax Law”, Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of contracts to issue ordinary common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. The computation of diluted EPS includes the estimated impact of the exercise of contracts to purchase common stock using the treasury stock method and the potential common shares associated with convertible debt using the if-converted method. Potential common shares that have an anti-dilutive effect (i.e., those that increase earnings per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Share-Based Compensation

The Company has adopted the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the year ended March 31, 2018 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the year ended March 31, 2019, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees, and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in four banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of March 31, 2019, the Company did not have any balance that exceeded the insurance amounts.

As of March 31, 2019 and 2018, the Company has customer deposits of $164,362 and $31,844 from nine customers and one customers respectively. As of March 31, 2019, Shouhang Commerce and Trade represented 76.2% of total customer deposits. As of March 31, 2018, Zhao Zhilian represented 100% of total customer deposits. During the year ended March 31, 2019, major customers Li Jiaxu, Sun Rongmao, Zhao Shihai and Shouhang commerce and trade Ltd. generated 21%, 18%, 33% and 20% of revenue, respectively. During the year ended March 31, 2018, State Grain Reserves Shuangyashan Storage, Tan Gang, Wang Changyu, Li Jicai, Zhang Yong generated 26%, 20%, 15%, 13% and 13% of revenue, respectively.

As of March 31, 2019 and 2018, the Company has prepayments and deferred expenses of $121,257 and $159,075, respectively, with three and one vendors, respectively. As of March 31, 2019, Taole Agricultural Means of Production represented 70% of total prepayments. For the years ended March 31, 2019 and 2018, the Company’s purchases from this vendor totaled $134,705 and $161,860, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new leases standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is evaluating the new guidance and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities. We will adopt this guidance for our interim and annual periods beginning after March 31, 2019.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 was issued as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“TCJA”) on December 22, 2017. Accounting guidance required deferred tax items to be revalued based on the new tax laws (the most significant of which reduced the corporate tax rate to 21% percent from 34% percent) and to include the change in income (loss) from continuing operations. ASU 2018-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The adoption of ASU No.2018-02 will not have an effect on the Company’s consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The update changes the classification of certain equity-linked financial instruments (or embedded features) with down round features. The update also clarifies existing disclosure requirements for equity-classified instruments. The update is effective retrospectively for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted for all companies in any interim or annual period. The adoption of ASU No.2017-11 will not have an effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”). The ASU clarifies the definition of business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 was effective for the Company’s fiscal year beginning April 1, 2018 and subsequent interim periods with no impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s consolidated financial statements as a result of adopting Topic 606.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the adoption of this new standard will have on its consolidated financial statements. Upon the adoption of this standard, the Company believes it will recognize a ROU asset in the range of approximately $1.8 to $2.1 million and a corresponding lease liability in the same amount.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 4. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments and deferred expenses include prepaid paddy planting production materials, prepayment of rice processing charges, prepayment for products to be purchased, office rent and land rent within one year. As of March 31, 2019 and 2018, prepayments and deferred expenses were $121,257 and $159,075, respectively.

NOTE 5. LONG-TERM LEASE PREPAYMENTS

Long-term lease prepayments include land rent prepayment over one year. As of March 31, 2019 and 2018, long-term lease prepayments were $273,275 and $367,025.

NOTE 6. INVENTORIES

Inventories are generally kept for a short period of time. Inventories are comprised of growing costs, harvesting costs, raw materials, and finished goods (including harvesting agricultural produce paddy and processed rice and other agricultural products).

Growing costs, also referred to as cultural costs, consist of seeds, cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing costs.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. INVENTORIES (Continued)

Agricultural produce paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period, cultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are capitalized as inventories, and carried out as cost of sales in accordance with FIFO recognition of historical costs when the inventories is sold.

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

At March 31, 2019 and 2018, inventories consisted of the following:

	March 31	March 31
	2019	2018

Growing cost	$70,211	$633,607
Selenium enriched paddy	396,800	187,604
Rice and other products	68,662	-
Packing and other materials	10,170	-
Total inventories in cost	545,843	821,211
Inventory-impairment	29,439	-
Net inventories	$516,404	$821,211

NOTE 7. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the years ended March 31, 2019, and 2018 is as follows:

	2019	2018

United States	$(141,847)	$-
Foreign	(682,711)	-
(Loss) income before income taxes	$(824,558)	$-

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. INCOME TAX (Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31	March 31
	2019	2018
U.S. federal statutory income tax rate	21%	34%
Rates in PRC, net	0%	0%
Valuation allowance	(21)%	(34)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and the companies, Yuxinqi and Tianci Liangtian, in China.

As of March 31, 2019, the Yuxinqi and Tianci Liangtian have total net operating loss carry forwards $(408,281) in the PRC that expire in 2023. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $102,000 and $nil related to its operations in the PRC as of March 31, 2019 and 2018, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $200,000. Accordingly, management provided a 100% valuation allowance of approximately $43,000 and $nil against the deferred tax assets related to the Company’s United States operations as of March 31, 2019 and 2018, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The valuation allowance has increased by approximately $30,000 and $nil for the years ended March 31, 2019 and 2018, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

U.S. Federal	March 31, 2019
China	March 31, 2014

United States

On December 22, 2017, the “Tax Cuts and Jobs Act” (“The Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 34% to 21%. Accordingly, we have remeasured our deferred tax assets on our net operating loss carryforwards in the U.S at the lower enacted tax rate of 21%. However, this remeasurement had no effect on our income tax expense as we have provided a 100% valuation allowance on our deferred tax assets previously.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. INCOME TAX (Continued)

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended March 31, 2019 and 2018.

Lvxin products sales and services are exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and fisheries Industry shall be exempt from business income tax.

NOTE 8. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	March 31	March 31
	2019	2018
Xun Jianjun	$14,901	$-
Advances for shares to be issued	53,300	425,749
Others	83	-
	$68,284	$425,749

As of March 31, 2018, the Company had received an advance for 405,000 shares to be issued of $425,749. This amount was prepaid to Tianci Liangtian by certain individuals in anticipation of the formation of Organic Agricultural Company Limited and was reclassified as a capital contribution to the Company after Organic Agricultural Company Limited was organized in April 2018 and entered into Subscription Agreements with those individuals.

As of March 31, 2019, the Company had received an advance for 41,000 shares to be issued of $53,300.

NOTE 9. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	March 31	March 31
	2019	2018
Hao Shuping	$47,489	$112,690
Shen Zhenai	9,952	752
15 shareholders of Lvxin	34,866	458,208
	$92,307	$571,650

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RELATED PARTY TRANSACTIONS (Continued)

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of March 31, 2019, the Company has a balance due to 15 shareholders of Lvxin (representative Lou Zhengui) of $34,866, which was recorded as Due to Related Parties. It represents advances for expenses paid to suppliers by Lou Zhengui. The balance is non-interest bearing and due on demand.

As of March 31, 2018, the Company has a balance due to the 15 shareholders of Lvxin of $458,208. The balance was paid off on the date of June 22, 2018, that was the consideration of the shareholders of Lvxin transferred their 51% interest to Tianci Liangtian.

As of March 31, 2018, the 15 shareholders of Lvxin and the Company mutually agreed to release payable to the 15 shareholders of Lvxin of $432,605 and treated as shareholders contribution respectively.

As of March 31, 2018, the Company provided $258,280 as distribution to the 15 shareholders of Lvxin respectively.

NOTE 10. CONTINGENCIES AND COMMITMENTS

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of March 31, 2019 and 2018 and through the date of this report.

Commitments

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and is committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of CNY¥ 290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019.

In April 2018, Lvxin leased office space of approximately 177 square meters under a one-year lease agreement. Lvxin paid approximately US$4,532 (RMB30,000) as rent. The office contains our administrative functions, sales, e-commerce operations and marketing functions.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES AND COMMITMENT (Continued)

The Company recorded rent expense of $33,354 and $14,587 for the years ended March 31, 2019 and 2018, respectively.

The Company leases 1,228 acres of cultivated land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, some of the leases are paid in advance for periods from 12 to 22 years. The Company accounts for the land rental costs as a cost of production of the growing paddy annually. The Company recorded land planting costs of $460,985 and $439,806 in inventory as growing costs for the years ended March 31, 2019 and 2018, respectively.

For the year ended March 31, 2019 and 2018, the Company had made approximately $0 and $367,025 payments for cultivated land leases, respectively, which were recorded in inventory and prepayments and deferred expenses. Future annual minimum lease payments for non-cancellable operating leases are as follows:

Fiscal year end of March 31	Amount $
2020	$412,027
2021	365,834
2022	287,442
2023	205,783
2024	218,339
thereafter	805,255
Total	$2,294,680

NOTE 11. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds a 51% interest of Lvxin as of March 31, 2019 and 2018.

As of March 31, 2019 and 2018, the NCI in the consolidated balance sheet was $3,759 and $489,995, respectively.

NOTE 12. SUBSEQUENT EVENTS

During the period from April 1, 2019 to October 2, 2019, the Company received an advance for 127,000 shares to be issued of $187,500.

The Management of the Company determined that there were no other reportable subsequent events to be adjusted for and/or disclosed.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2019 for the purposes described in this paragraph.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of March 31, 2019, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2019.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the Company’s last quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Shen Zhenai	57	President, Chairman of the Board	2018
Xun Jianjun	49	Chief Executive Officer and Director	2018
Cao Yongmei	50	Chief Financial Officer and Director	2018
Hao Shuping	61	Director	2018

Shen Zhenai, President, Chairman of the Board and Director

Ms. Shen is our founder and has served as our president and director since we were organized. In 2017 Ms. Shen was employed as president of the Hong Kong International Intellectual Property Trading Center Korea Branch. She served as the General Manager at International Department of Seoul Shandong Sirius Group Co., Ltd in 2015. From 2012 to 2014 Ms. Shen served as the director of the marketing department of Beijing Hui Lian commercial network. She served as the General Manager of the Jiling Province Yanbian Nanshan Mountain Village between 2004 and 2006. She served as the Customer Service Manager of Japanese Bear Valley Hotel between 2001 to 2003. Ms. Shen provides hands-on leadership, strategic direction and operations management with a focus on business development, exceptional quality service and fiscal accountability. Ms. Shen studied Hotel Management in Seoul, South Korea from 1995 to 1997, and learned Traditional Chinese Medicine in Lin Province Changchun College of Traditional Chinese Medicine from 1987 to 1990. She can speak Mandarin and Korean.

Xun Jianjun, Chief Executive Officer and Director

Mr. Xun has served as our Chief Executive Officer (“CEO”) and Director since we were organized. From 2015 to 2016 Mr. Xun served as Business Department General Manager of Dongsheng Weiye Group Co., Ltd Changbai Mountain Ginseng. He was the principal founder and president of Zhejiang Kangzhiyuan Water Purification Equipment Co., Ltd from 2002 to 2012. He was employed by Guangdong Province Foshan City Ronshen Electric Co., Ltd as Sales Department Director between 1994 and 2000. Mr. Xun has more than 20 years in management experirence, where he has been responsible for business operations, budget development, analysis and oversight; marketing including volume growth/program development; expense control; policy and procedure development and implementation; and process development to facilitate regulatory compliance. Mr. Xun was trained at Beijing University in 2014. He graduated from Shandong University with a major in Law in 1993.

Cao Yongmei, Chief Financial Officer and Director

Ms. Cao has served as our Chief Financial Officer (“CFO”) since we were organized. From 2008 to 2016, Miss. Cao served as Operations Vice President of Harbin Saint Jetta Trade Co., Ltd. From 1994 to 2004, she served as manager of China Metallurgical Import and Export Harbin Company. Previously, Ms. Cao was employed as Accountant by the Finance Department of the Harbin University of Technology. Ms. Cao served in progressive roles in accounting management, strategic planning and company control, obtaining advanced knowledge about company operations. Ms. Cao earned a degree with a major in Industrial Accounting from Dalian Institute of Economic Management.

Hao Shuping, Director

Mr. Hao has served as our director since 2018. Mr. Hao has been the President of the Tianzhi Equity Investment Fund (Shanghai) Management Co., Ltd. since 2015. He served as the President of the Hong Kong Huixin International Financial Services Co., Ltd. from 2012 to 2014. From 2009 to 2011 Mr. Hao served as the Chief Executive Officer of Beijing Pingchuan Power Engineering Co., Ltd. He served as the chief supervisor of Beijing Re-creation Human Resources Management Co., Ltd. between 1999 to 2008. From 1996 to 1999 Mr. Hao served as the general manager of Sino-Korea Joint Oriental Food Co., Ltd. Mr. Hao has served as Director of the President’s Office of Orient Group from 1991 to 1995. Mr. Hao graduated from Hong Kong Life Power Instructor College in 2005, having studied economic management at the Harbin Normal University between 1994 and 1996. He obtained a Bachelor degree in Chinese Language and Literature from Harbin Normal University in 1985.

There are no family relationships among any of our directors or executive officers.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that the members of Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, when our resources permit and the level of our operations justifies the improvement.

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

Code of Ethics

Due to the small number of members of our management, we do not presently have a code of ethics applicable to management.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended March 31, 2019 and 2018. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2019.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal		Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xun Jianjun	2019	17,882	-	-	-	-	-	-	17,882
CEO/Director	2018	0	-	-	-	-	-	-	0

Amounts of compensation for 2019 and 2018, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, and equity incentive plan awards for any officer or employee as of March 31, 2019 and 2018, respectively.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of OACL other than services ordinarily required of a director. To date, we have paid no compensation to any person for services as a member of the Company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of the date hereof for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of the date hereof. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The percentage ownership information shown in the table below is calculated based on 11,167,736 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
Title of		of Beneficial
Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Shen Zhenai	100,000	0.90%
	President, Chairman of the board.	Direct
Common Stock	Xun Jianjun	900,000	8.05%
	CEO, Director	Direct
Common Stock	Cao Yongmei	100,000	0.90%
	CFO, Director	Direct
Common Stock	Hao Shuping	4,880,000	43.70%
	Director	Direct
	All Officers and Directors as a Group (4 persons)	5,980,000	53.55%
Common Stock	Xu Wei	600,000	5.37%
		Direct

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Amount due to related parties consisted of the following as of the periods indicated:

	March 31	March 31
	2019	2018

Hao Shuping	$47,489	$112,690
Shen Zhenai	9,952	752
15 shareholders of Lvxin	34,866	458,208
	$92,307	$571,650

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of March 31, 2019, the Company has a balance due to 15 shareholders of Lvxin (representative Lou Zhengui) of $92,307, which was recorded as Due to Related Parties. It represents advances for expenses paid to suppliers by the Lou Zhengui. The balance is non-interest bearing and due on demand.

As of March 31, 2018, the Company has a balance due to the 15 shareholders of Lvxin of $458,208, which was recorded as Due to Related Parties. This balance was settled by the prepayment in cash of $227,918 on June 22, 2018. The balance of $77,554 was offset against amounts due from these related parties. This transaction has been reflected as of March 31, 2017 in the financial statements since the entities were controlled under common control.

Item 14.	Principal Accounting Fees and Services.

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accounting firm on November 2, 2018. Prior to that date, TAAD, LLP. was engaged as the Company’s independent registered public accounting firm.

The following table shows the fees that were billed for the audit and other services provided by Wei, Wei & Co., LLP and TAAD, LLP for the fiscal years ended March 31, 2019 and 2018.

	Year Ended March 31,
	2019	2018
Audit fees	$57,000	$63,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)
3.2	Bylaws of Registrant(1)
10.1	Equity Transfer Agreement dated March 31, 2017 between all members of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative and Hao Shuping(1)
10.2	Supplementary Agreement on the Irrevocable Clauses of the Equity Transfer Agreement dated March 31, 2017 between all members of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative and Hao Shuping(1)
10.3	Equity Transfer Agreement dated January 1, 2018 between Hao Shuping and Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited(1)
10.4	Form of Land Lease Agreement(1)
10.6	Office leasing agreement- Tianci Liangtian Office(1)
10.7	Green Food Certification(1)
21.1	List of Company Subsidiaries(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226810), filed on August 13, 2018, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	October 2, 2019
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	October 2, 2019
Yongmei Cao	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on October 2, 2019 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jianjun Xun	Chief Executive Officer (Principal Executive Officer);
Jianjun Xun	Director

/s/ Yongmei Cao	Chief Financial Officer (Principal Financial and
Yongmei Cao	Accounting Officer); Director

/s/ Shen Zhenai	Director
Shen Zhenai

/s/ Hao Shuping	Director
Hao Shuping