Form 10-Q
period 2019-06-30
Organic Agricultural Co Ltd
filed 2019-11-27
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

As of the date of filing of this report, there were outstanding 11,223,736 shares of the issuer’s common stock, par value $0.001 per share.

 i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND MARCH 31, 2019

(EXPRESSED IN US DOLLARS)

	June 30,	March 31,
	2019	2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,526	$12,953
Inventories, net	1,081,453	516,404
Other receivables	15,456	19,096
Prepayments and deferred expenses	25,857	121,257
Total current assets	1,126,292	669,710

Long-term lease prepayments	-	273,275
Property plant and equipment, net	6,436	7,613
Right-of-use assets	2,119,330	-
Total assets	$3,252,058	$950,598

Liabilities and shareholders’ equity
Current Liabilities:
Accounts payable and accrued expenses	$72,992	$56,594
Customer deposits	139,638	164,362
Due to related parties	265,567	92,307
Lease liability (current)	318,308	-
Other payables	37,268	68,284
Total current liabilities	833,773	381,547

Lease liability (non-current)	1,895,661	-
Total liabilities	2,729,434	381,547

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,223,736 and 11,167,736 shares issued and outstanding at June 30,2019 and March 31, 2019, respectively	11,224	11,168
Additional paid-in capital	1,906,474	1,833,730
(Deficit)	(1,393,140)	(1,278,133)
Other comprehensive income (loss)	953	(1,473)
Total shareholders’ equity of the Company	525,511	565,292
Non-controlling interest	(2,887)	3,759
Total shareholders’ equity	522,624	569,051
Total liabilities and shareholders’ equity	$3,252,058	$950,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Revenue	$142,341	$-
Cost of Sales	137,451	-
Gross Profit	4,890	-

Operating costs and expenses:
General and administrative expenses	121,355	513,887
Selling and marketing expenses	2,604	34,609
Total operating costs and expenses	123,959	548,496
Operating (loss)	(119,069)	(548,496)
Other income	440	3
(Loss) before provision for income taxes	(118,629)	(548,493)
Provision for income taxes	-	-
Net (loss)	(118,629)	(548,493)
Less: net (loss) attributable to non-controlling interests	(3,622)	(1,138)
Net (loss) attributable to common shareholders	$(115,007)	$(547,355)

Basic and diluted (loss) per share	$(0.01)	$(0.05)
Weighted average number of shares outstanding- basic and diluted	11,173,274	10,413,366

Other comprehensive (loss) :

Net (loss)	$(118,629)	$(548,493)
Foreign currency translation adjustment	(598)	(45,986)
Comprehensive (loss)	(119,227)	(594,479)

Less: Comprehensive (loss) attributable to non-controlling interests	(6,646)	(33,334)
Comprehensive (loss) attributable to the common shareholders	$(112,581)	$(561,145)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other comprehensive Income	Total Shareholders’	Non- controlling	Total Shareholders’ Equity
	Quantity	Amount	Capital	(Deficit)	(Loss)	Equity	interest	and NCI
Balance at March 31, 2018	10,000,000	$10,000	$544,162	$(374,238)	$37,072	$216,996	$489,995	$706,991
Net (loss)	-	-	-	(547,355)		(547,355)	(1,138)	(548,493)
Sale of common shares	720,000	720	753,780	-	-	754,500	-	754,500
Shares issued for compensation	290,000	290	376,710	-	-	377,000	-	377,000
Shares issued for reorganization consideration	152,736	153	152,583	-	-	152,736	-	152,736
Foreign currency translation adjustment	-	-	-	-	(13,790)	(13,790)	(32,196)	(45,986)
Balance at June 30, 2018, unaudited	11,162,736	$11,163	$1,827,235	$(921,593)	$23,282	$940,087	$456,661	$1,396,748

Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, unaudited	11,223,736	$11,224	$1,906,474	$(1,393,140)	$953	$525,511	$(2,887)	$522,624

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(118,629)	$(548,493)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,012	-
Share based compensation	-	377,000
Changes in operating assets and liabilities:
Prepayments and deferred expenses	362,155	93,925
Inventories	(582,418)	(308,655)
Right-of-use asset	(2,133,166)	-
Other receivables	3,230	(12,194)
Accounts payable and accrued expenses	16,991	(42,875)
Customer deposits	(21,164)	34,494
Due to (from) related parties	169,501	18,288
Lease liability	2,228,425	-
Other payables	22,769	-
Net cash (used in) operating activities	(51,294)	(388,510)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(4,578)
Payment to Lvxin original shareholders for transfer of 51% interest	-	(239,826)
Net cash (used in) investing activities	-	(244,404)

Cash Flows from Financing Activities
Proceeds from related party loans	32,206	-
Proceeds from sale of common stock	20,012	351,922
Net cash provided by financing activities	52,218	351,922

Effect of exchange rate fluctuation on cash and cash equivalents	(10,351)	36
Net (decrease) in cash and cash equivalents	(9,427)	(280,956)

Cash and cash equivalents, beginning of year	12,953	458,690
Cash and cash equivalents, end of year	$3,526	$177,734

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash activities
Offset of balance due for 51% interest to due from related parties	$-	$77,554
Issuance of common stock as stock compensation	$-	$377,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy products, rice and other agricultural products. The Company’s subsidiaries include:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong and is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Yuxinqi sells agricultural products, including paddy and other crops, to customers worldwide.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company incorporated in China on February 9, 2012. Lvxin is an integrated agricultural company providing self-planting paddy, sales to its customers.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ended March 31, 2020.

The Company’s consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries. The Company’s subsidiaries are listed as follows:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of June 30, 2019 and March 31, 2019.

Revenue recognition

Effective April 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurements

The Company applies the provisions of FASB ASC 820, Fair Value Measurements for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

There were no transfers between level 1, level 2 or level 3 measurements during the three months ended June 30, 2019 and 2018.

Financial assets and liabilities of the Company primarily consists of cash, prepayments and deferred expenses, inventories, other receivables, right of use asset, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at June 30, 2019 and March 31, 2019, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The exchange rates used for foreign currency translation are as follows:

For the three months ended June 30,
		2019	2018
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8656 / 7.8119	6.6198/7.8463
Revenue and expenses	period average	6.8210 / 7.8396	6.3779 /7.8480

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

Lvxin products sales and services have been exempt from enterprise income tax. According to the “PRC Income Tax Law” Article 27 (1), income from agricultural, forestry, animal husbandry and the fisheries industries shall be exempt from business tax.

According to the “PRC Income Tax Law”, Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Share-Based Compensation

The Company has follows the provisions of ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the three months ended June 30, 2019 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the three months ended June 30, 2018, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees, and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in four banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of June 30, 2019, the Company did not have any balance that exceeded the insurance amounts.

As of June 30, 2019 and March 31, 2019, the Company has customer deposits of $139,638 and $164,362. As of June 30, 2019, Shouhang Commerce and Trade represented 68.9% of total customer deposits. As of March 31, 2019, Shouhang Commerce and Trade represented 76.2% of total customer deposits. During the three months ended June 30, 2019, major customer Li Jiaxu generated 81% of revenue.

As of June 30, 2019 and March 31, 2019, the Company has prepayments and deferred expenses of $25,857 and $121,257, respectively. As of June 30, 2019, Taole Agricultural Means of Production, Fengnian and Heifengyuan represented 0%, 44% and 46% of total prepayments, respectively. For the three months ended June 30, 2019, the Company’s purchases from these vendors totaled $186,834, nil and $1,896, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the guidance as of April 1, 2019. See Note 9 - Leases for further details.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAYMENTS AND DEFERRED EXPENSES

Prepayments and deferred expenses include prepaid paddy planting production materials, prepayment of rice processing charges, and prepayment for products to be purchased. As of June 30, 2019 and March 31, 2019, prepayments and deferred expenses were $25,857 and $121,257, respectively.

NOTE 4. LONG-TERM LEASE PREPAYMENTS

Long-term lease prepayments include land rent prepayment over one year. As of March 31, 2019, long-term lease prepayments were $273,275. As a result of the adoption of the new accounting standards applicable to leases, all the amount of long-term lease prepayments reduced the lease liability as of June 30, 2019.

NOTE 5. INVENTORIES

Inventories are generally kept for a short period of time. Inventories are comprised of growing costs, harvesting costs, raw materials, and finished goods (including harvesting agricultural produce paddy and processed rice and other agricultural products).

Growing costs, also referred to as agricultural costs, consist of seeds, cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Harvest costs are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all costs of materials purchased to be used in production of the Company’s products.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 5. INVENTORIES (continued)

Agricultural produce paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period, agricultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and cultural costs are capitalized as inventories, then amortized as a cost of sales in accordance with FIFO recognition of historical costs when the inventories is sold.

Most agricultural costs, including amortization of capitalized agricultural costs and certain other costs, such as indirect labor including farm supervision and management and irrigation that benefit multiple crops, are allocated to crops on a per-kilogram basis.

The cost of harvesting agricultural produce paddy includes all relevant expenditures incurred before and during the entire cultivation period and after harvesting, mainly including seed, fertilizer and other production materials, land rent, labor, and other related costs, subject to impairment if the cost of inventory exceeds net realizable value.

Manufactured goods rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Based on recent sales experience, the Company determined that the net realizable value of its inventory was less than the costs incurred in producing the inventory. Therefore an impairment charge was made. At June 30, 2019 and March 31, 2019, inventories consisted of the following:

	June 30	March 31
	2019	2019
	(Unaudited)

Growing costs	$782,164	$70,211
Selenium enriched paddy	264,292	396,800
Rice and other products	53,897	68,662
Packing and other materials	9,877	10,170
Total inventories at cost	1,110,230	545,843
Inventory-impairment	28,777	29,439
Inventories, net	$1,081,453	$516,404

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of loss before income taxes for domestic and foreign locations for the three months ended June 30, 2019, and 2018 is as follows:

	For the three months ended June 30
	2019	2018
	(Unaudited)	(Unaudited)

United States	$(25,066)	$(9,947)
Foreign	(93,563)	(538,546)
(Loss) income before income taxes	$(118,629)	$(548,493)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30	June 30
	2019	2018
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	34%
Rates in PRC, net	0%	0%
Valuation allowance	(21)%	(34)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and the companies, Yuxinqi and Tianci Liangtian, in China.

As of June 30, 2019, the Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of $(468,886) in the PRC that expire in 2024. As a result, the Company provided a 100% allowance on all deferred tax assets of approximately $117,000 and $102,000 related to its operations in the PRC as of June 30, 2019 and March 31, 2019, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $230,000. Accordingly, management provided a 100% valuation allowance of approximately $48,000 and $43,000 against the deferred tax assets related to the Company’s United States operations as of June 30, 2019 and March 31, 2019, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The valuation allowance has increased by approximately $5,000 and $2,000 for the three months ended June 30, 2019 and 2018, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019
China	January 1, 2014

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAX (Continued)

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

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three months ended June 30, 2019 and 2018.

Lvxin products sales and services are exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and the fisheries Industries shall be exempt from business income tax.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	June 30	March 31
	2019	2019
	(Unaudited)
Xun Jianjun	$37,142	$14,901
Advances for shares to be issued	—	53,300
Others	126	83
	$37,268	$68,284

As of March 31, 2019, the Company had received an advance of $53,300 for the sale of 41,000 shares to be issued. The shares were subsequently issued on June 21, 2019.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amount due to related parties

Amount due to related parties consisted of the following as of the periods indicated:

	June 30	March 31
	2019	2019
	(Unaudited)
Hao Shuping	$46,344	$47,489
Shen Zhenai	41,725	9,952
Lou Zhengui	177,498	34,866
	$265,567	$92,307

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of June 30, 2019 and March 31, 2019, the Company has a balance due to Lou Zhengui of $177,498 and $34,866, respectively, which was recorded as Due to Related Parties. It represents advances for expenses paid to suppliers by Lou Zhengui, who is the nominee appointed by the minority shareholders of Lvxin to represent their interests. The balance is non-interest bearing and due on demand.

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

On April 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“new lease standard”). The new lease standard was adopted using the optional transition method approach that allows for the cumulative effect adjustment to be recorded without restating prior periods. The Company has elected the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As the Company will not reassess such conclusions, the Company has not adopted the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated or whether a purchase option will be exercised.

Operating lease

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company leases 1,228 acres of land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, some of the leases are paid in advance for periods from 12 to 22 years. The Company accounts for the land rental costs as a cost of production of the growing paddy annually.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $2.2 million, respectively, as of April 1, 2019. For the three months end of June 30, 2019, the amortization was 375,309.

Operating leases are reflected on our balance sheet within operating lease ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from lease agreement. Operating lease ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms.

As of June 30, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

Assets
Right-of-use asset(non-current)	2,119,330
Total - Unaudited	2,119,330
Liabilities
Lease liability(current)	318,308
Lease liability(non-current)	1,895,661
Total - Unaudited	$2,213,969

Office lease:
Remaining Lease Term	1year, renewal option
Incremental borrowing rate	4.9%

Land lease:
Remaining Lease Term	From 1 to 10 years, no renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

Three months ended June 30, 2019
(Unaudited)
Amortization of ROU Asset	$375,309
Interest expense	—
Total lease expense	$375,309

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Supplemental cash flow information related to leases was as follows:

Three months ended June 30, 2019
(Unaudited)

Net cash (used in) operating activities
Right-of-use asset	$(2,133,166)
Amortization of ROU recorded in inventories	(444,389)
Lease liability	2,228,425
Prepayment offset lease liability	349,130
Cash paid for amounts included in the measurement of lease liabilities	$—

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Operating Leases (Unaudited)
From July 2019 to March 2020	$378,372
From April 2020 to March 2021	402,756
From April 2021 to March 2022	357,603
From April 2022 to March 2023	280,975
From April 2023 to March 2024	201,153
From April 2024 to March 2025	213,427
thereafter	785,335
Undiscounted Cash Flow	2,619,621
Less: imputed interest	405,652
Total	$2,213,969

Reconciliation to lease liabilities:
Lease liabilities - current	$318,308
Lease liabilities - long-term	1,895,661
Total Lease Liabilities	$2,213,969

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of June 30, 2019 or March 31, 2019 and through the date of this report.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 11. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds a 51% interest of Lvxin as of June 30, 2019 and March 31, 2019.

As of June 30, 2019 and March 31, 2019, the NCI in the condensed consolidated balance sheet was $ (2,887) and $3,759, respectively.

NOTE 12. SUBSEQUENT EVENTS

During the period from October 1, 2019 to the date of filing this report, the Company received an advance of $531,820 for the sale of 353,547 shares to be issued.

The Management of the Company determined that there were no other reportable subsequent events to be adjusted for and/or disclosed as of the date of filing this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended June 30, 2019, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results:

●	The determination, described in Note 5 to our Condensed Consolidated Financial Statements, to record our inventories as of June 30, 2019 and 2018 at their net realizable value, of $1,081,453 and $516,404, respectively. The cost of our inventories primarily consists of the growing costs of crops, both in the field and harvested, as well as the cost of harvesting crops that remain unsold. U.S. GAAP mandates that we record the value of our inventory at the lower of cost or net realizable value. Our determination to record the inventories at net realizable value was based on our determination that the paddy in inventory, including paddy in the field, was sold for an amount below its cost in May 2019.

Results of Operations for the three months Ended June 30, 2019 and 2018

The following table shows key components of the results of operations during the three months ended June 30, 2019 and 2018:

	For the three months Ended June 30,		Change
	2019	2018	$	%
	(Unaudited)	(Unaudited)
Revenue	$142,341	$-	$142,341	N/A
Cost of Sales	137,451	-	137,451	N/A
Gross Profit	4,890	-	4,890	N/A

Total operating costs and expenses	123,959	548,496	(424,537)	(77%)
(Loss) from operations before other income and income taxes	(119,069)	(548,496)	429,427	(78%)
Other income	440	3	437	14567%
(Loss) from operations before income taxes	(118,629)	(548,493)	429,864	(78%)
Income taxes	-	-	-	-
Net (loss)	(118,629)	(548,493)	429,864	(78%)
Less: net (loss) attributable to non-controlling interests	(3,622)	(1,138)	(2,484)	218%
Net (loss) attributable to common shareholders’	$(115,007)	$(547,355)	$432,348	(79%)

Our modest revenue results for the three months ended June 30, 2019 were primarily the result of the nature of paddy production and sale:

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Milled Rice and other production	$27,377	19%	$-	N/A
Paddy	114,964	81%	-	N/A
	$142,341		$-

As our results during the three months ended June 30, 2018 indicate, the sale of paddy is extremely seasonal. This occurs because the period from April through September is the planting and growing season, during which we sell very little paddy; revenue from paddy sales is generally recognized in the period from October through March.

Our development of Yuxinqi as a marketing enterprise with focus on milled rice and other production is largely caused by the higher margins. Incorporated on February 5, 2018, with a short operating history, Yuxingqi’s sales is erratic, since a stable customer base has not been established yet.

The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Costs of sales of $122,401 were attributable to paddy sales during the three months ended June 30, 2019, resulting in gross loss of $7,437 and a gross loss of (6.5%) from the sale of paddy. The lower market price of the paddy, and the 27.2% increase in average unit cost, caused by reduced production, are the major factors of the loss . The remainder of our cost of sales, $15,050, was attributable to the sales of milled rice and other foodstuffs, resulting in gross profit of $12,327 and a gross margin of 45.0%. The higher margin on our non-paddy lines makes our expansion in this market attractive. However, we also expect that increased advertising of the health benefits of consuming selenium-enriched rice will increase demand for our paddy products and lead to higher sales and improved margins. We intend to devote resources to that advertising effort as they become available. There was no Costs of sales due to seasonal sales during the three months ended June 30, 2018.

During the three months ended June 30, 2019 and 2018, the Company incurred $123,959 and $548,496, respectively, in operating expenses, the greater portion of which was attributable to administration - i.e. salaries and office expenses. Salaries and benefits expense was $378,134 less during the three months ended June 30, 2019 than in the prior period during the three months ended June 30, 2018 due to the fact that the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of stock compensation expense, representing the fair value of those shares on the date issued.

The Company’s operations produced a net loss of $118,629 and $548,493 for the three months ended June 30, 2019 and 2018, respectively. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore, we eliminated $3,626 and $1,138 of the net loss attributable to Lvxin’ minority shareholders during the three months ended June 30, 2019 and 2018. As a result, the net loss attributable to the Company’s common shareholders was $115,007 and $547,355 for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties. The shareholders of Lvxin financed the operations of that entity, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at June 30, 2019, the Company’s loans payable to related parties totaled $265,567 (an increase of $173,260 from March 31, 2019), which was owed to members of the Company’s management. Working capital is totaled $292,519. Working capital increased by $4,356 during the three months ended June 30, 2019, primarily due to an increase in inventory of $565,049 offset by the current portion of the lease liability and an increase in due to related parties.

The largest component of working capital at June 30, 2019 is inventory of 1,081,453. It is noteworthy that Lvxin and Yuxingqi had no accounts receivable at either June 30, 2019 or March 31, 2019. This occurs because the payment terms given by Lvxin and Yuxingqi to its customers are very constricted: most sales are made with COD (cash on delivery) or prepayment terms, with no customer having more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2019 and 2018.

	For the three months Ended June 30,		Change
	2019	2018	$
	(Unaudited)	(Unaudited)

Net cash (used in) operating activities	$(51,294)	$(388,510)	337,216
Net cash (used in) investing activities	-	(244,404)	244,404
Net cash provided by financing activities	52,218	351,922	(299,704)
Effect of exchange rate fluctuation on cash and cash equivalents	(10,351)	36	(10,387)
Net increase(decrease) in cash and cash equivalents	(9,427)	(280,956)	271,529
Cash and cash equivalents, beginning of quarter	12,953	458,690	(445,737)
Cash and cash equivalents, end of quarter	$3,526	$177,734	(174,208)

During the three months ended June 30, 2019, our operations used net cash of $51,294. The use of cash in operations was less than the net loss for the three months ended June 30,2019, as the $582,418 expansion of our inventory was offset by our amortization of $362,155 in prepayments plus borrowings of $169,501 from related parties.

The Company recorded $388,510 of cash use in operating activities during the three months ended June 30, 2018. The use of cash in operations was less than the net loss for the three months primarily because the net loss included a non-cash expense of $377,000 attributable to the market value of shares issued to employees in June 2018.

No cash was used in investing activities for the three months ended June 30, 2019. $244,404 of cash was used in our investing activities during the three months ended June 30, 2018. The use of cash in 2018’s investing activities consisted of:

●	$4,578 used in purchases of fixed assets;

●	$239,826 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the three months ended June 30, 2019 generated $52,218. Financing activities consisted of $20,012 in proceeds from sales of common stock, and $32,206 in borrowings from related parties. During the three months ended June 30, 2018, our financing activities generated $351,922 from sales of common stock.

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

The cost of our inventories primarily consists of the growing costs of crops, both in the field and harvested, as well as the cost of harvesting crops that remain unsold. U.S. GAAP mandates that we record the value of our inventory at the lower of cost or net realizable value. Our determination to record the inventories at net realizable value was based on our determination that the paddy in inventory, including paddy in the field, was sold for an amount below its cost in May 2019.

The Company’s operations have been financed primarily by loans from related parties and proceeds from sales of shares. The shareholders of Lvxin financed the operations of that entity, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. The company has received $20,012 during this quarter, and $531,820 from July 01, 2019 to November 21, 2019, for the sales of shares. These funds may support the company to meet its needs especially during seasonal downtime.

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

Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 2 of our condensed consolidated financial statements included in this quarterly report.

There were no recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2019 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Registration Statement on Form S-1 (File No. 333-226810).

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

From April 1, 2019 to June 30, 2019, the Company sold 56,000 restricted shares of common stock for US$72,800 under Regulation S to 7 non-US persons. This transaction should be deemed exempt for registration under Rule 902(1)(i) in accordance with Regulation S.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	November 27, 2019
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	November 27, 2019
Yongmei Cao	(Principal Financial and Accounting Officer)