Form 10-Q
period 2019-09-30
Organic Agricultural Co Ltd
filed 2019-12-19
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,018	$12,953
Inventories	1,045,032	516,404
Other receivables	36,976	19,096
Prepaid expenses	31,831	121,257
Total current assets	1,148,857	669,710

Long-term lease prepayments	-	273,275
Property plant and equipment, net	5,223	7,613
Right-of-use assets	2,028,762	-
Total assets	$3,182,842	$950,598

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$78,503	$56,594
Customer deposits	104,046	164,362
Due to related parties	260,868	92,307
Lease liability (current)	306,145	-
Other payables	242,344	68,284
Total current liabilities	991,906	381,547

Lease liability (non-current)	1,823,223	-
Total liabilities	2,815,129	381,547

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,223,736 and 11,167,736 shares issued and outstanding at September 30,2019 and March 31, 2019, respectively	11,224	11,168
Additional paid-in capital	1,906,474	1,833,730
(Deficit)	(1,550,592)	(1,278,133)
Other comprehensive income (loss)	8,417	(1,473)
Total shareholders’ equity of the Company	375,523	565,292
Non-controlling interest	(7,810)	3,759
Total shareholders’ equity	367,713	569,051
Total liabilities and shareholders’ equity	$3,182,842	$950,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$26,350	$3,685	$168,691	$3,685
Cost of Sales	19,712	2,078	157,163	2,078
Gross Profit	6,638	1,607	11,528	1,607

Operating costs and expenses:
General and administrative expenses	152,784	179,375	274,139	693,262
Selling and marketing expenses	11,249	4,739	13,853	39,348
Total operating costs and expenses	164,033	184,114	287,992	732,610
Operating (loss)	(157,395)	(182,507)	(276,464)	(731,003)
Other income (loss)	(5)	3,342	435	3,345
(Loss) before provision for income taxes	(157,400)	(179,165)	(276,029)	(727,658)
Provision for income taxes	-	-	-	-
Net (loss)	(157,400)	(179,165)	(276,029)	(727,658)
Less: net income (loss) attributable to non-controlling interests	52	(19,109)	(3,570)	(20,247)
Net (loss) attributable to common shareholders	$(157,452)	$(160,056)	$(272,459)	$(707,411)

Basic and diluted (loss) per share	$(0.01)	$(0.01)	$(0.02)	$ (0.07)
Weighted average number of shares outstanding- basic and diluted	11,223,736	11,162,736	11,198,643	10,792,168

Other comprehensive (loss) :
Net (loss)	$(157,400)	$(179,165)	$(276,029)	$(727,658)
Foreign currency translation adjustment	2,489	(35,866)	1,891	(81,852)
Comprehensive (loss)	(154,911)	(215,031)	(274,138)	(809,510)

Less: Comprehensive (loss) attributable to non-controlling interests	(4,923)	(41,316)	(11,569)	(74,650)
Comprehensive (loss) attributable to the common shareholders	$(149,988)	$(173,715)	$(262,569)	$(734,860)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other comprehensive	Total Shareholders’	Non- controlling	Total Shareholders’ Equity and
	Quantity	Amount	Capital	(Deficit)	Income (Loss)	Equity	interest	NCI
Balance at March 31, 2018	10,000,000	$10,000	$544,162	$(374,238)	$37,072	$216,996	$489,995	$706,991
Net (loss)	-	-	-	(547,355)	-	(547,355)	(1,138)	(548,493)
Sale of common shares	720,000	720	753,780	-	-	754,500	-	754,500
Shares issued for compensation	290,000	290	376,710	-	-	377,000	-	377,000
Shares issued for reorganization consideration	152,736	153	152,583	-	-	152,736	-	152,736
Foreign currency translation adjustment	-	-	-	-	(13,790)	(13,790)	(32,196)	(45,986)
Balance at June 30, 2018, unaudited	11,162,736	11,163	1,827,235	(921,593)	23,282	940,087	456,661	1,396,748
Net (loss)	-	-	-	(160,056)	-	(160,056)	(19,109)	(179,165)
Foreign currency translation adjustment	-	-	-	-	(13,659)	(13,659)	(22,207)	(35,866)
Balance at September 30, 2018, unaudited	11,162,736	$11,163	$1,827,235	$(1,081,649)	$9,623	$766,372	$415,345	$1,181,717

Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, unaudited	11,223,736	11,224	1,906,474	(1,393,140)	953	525,511	(2,887)	522,624
Net (loss)	-	-	-	(157,452)	-	(157,452)	52	(157,400)
Foreign currency translation adjustment	-	-	-	-	7,464	7,464	(4,975)	2,489
Balance at September 30, 2019, unaudited	11,223,736	$11,224	$1,906,474	$(1,550,592)	$8,417	$375,523	$(7,810)	$367,713

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Six Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(276,029)	$(727,658)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,996	-
Share based compensation	-	377,000
Changes in operating assets and liabilities:
Prepayments and deferred expenses	349,795	107,153
Inventories	(582,620)	(297,687)
Right-of-use asset	(2,092,822)	-
Other receivables	(19,623)	(20,677)
Accounts payable and accrued expenses	23,543	22,397
Customer deposits	(52,073)	104,969
Due to (from) related parties	218,684	(13,818)
Lease liability	2,196,605	-
Other payables	8,002	-
Net cash (used in) operating activities	(224,542)	(448,321)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(7,126)
Payment to Lvxin original shareholders for transfer of 51% interest	-	(222,702)
Net cash (used in) investing activities	-	(229,828)

Cash Flows from Financing Activities
Proceeds from sale of common stock	242,780	335,701
Proceeds from related party loans	32,294	-
Net cash provided by financing activities	275,074	335,701

Effect of exchange rate fluctuation on cash and cash equivalents	(28,467)	(2,121)
Net increase (decrease) in cash and cash equivalents	22,065	(344,569)

Cash and cash equivalents, beginning of year	12,953	458,690
Cash and cash equivalents, end of year	$35,018	$114,121

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Offset of balance due for 51% interest to due from related parties	$-	$77,554
Issuance of common stock as stock compensation	$-	$377,000

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

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy products, rice and other agricultural products. The Company’s subsidiaries include:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Yuxinqi sells agricultural products, including paddy and other crops, to customers worldwide.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company incorporated in China on February 9, 2012. Lvxin is an integrated agricultural company providing self-planting paddy to its customers.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ended March 31, 2020.

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

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of September 30, 2019 and March 31, 2019.

Revenue recognition

Effective April 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

There were no transfers between level 1, level 2 or level 3 measurements during the three and six months ended September 30, 2019 and 2018.

Financial assets and liabilities of the Company primarily consists of cash, prepayments and deferred expenses, inventories, other receivables, right of use asset, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at September 30, 2019 and March 31, 2019, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

		For the six months ended September 30,		March 31,
		2019	2018	2019
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.1383/7.8399	6.8683/7.8287	6.7111/7.8493
Revenue and expenses	period average	6.9198/7.8346	6.5925/7.8465	N/A

		For the three months ended September 30,		March 31,
		2019	2018	2019
		(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities	period end exchange rate	7.1383/7.8399	6.8683/7.8287	6.7111/7.8493
Revenue and expenses	period average	7.0163/7.8294	6.8048/7.8450	N/A

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the six months ended September 30, 2019 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the six months ended September 30, 2018, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees, and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in four banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of September 30, 2019, the Company did not have any balances that exceeded the insurance amounts.

As of September 30, 2019 and March 31, 2019, the Company has customer deposits of $104,046 and $164,362. As of September 30, 2019, Shouhang Commerce and Trade represented 83.4% of total customer deposits. As of March 31, 2019, Shouhang Commerce and Trade represented 76.2% of total customer deposits. During the six months ended September 30, 2019, major customers Li Jiaxu and Shouhang Commerce and Trade generated 67% and 19% of revenue, respectively.

Recently Adopted Accounting Standards

Revenue

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and six months ended September 30, 2019 and 2018.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new leases standard. ASU 2018-11 provides that companies can initially apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the guidance as of April 1, 2019, there is no cumulative-effect adjustment to the Company’s opening balance of retained earnings in the period of adoption. See Note 9 - Leases for further details.

We do not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial position, statements of operations and cash flows.

NOTE 3. PREPAID EXPENSES

Prepayments and deferred expenses include prepaid paddy planting production materials, prepayment of rice processing charges, and prepayment for products to be purchased. As of September 30, 2019 and March 31, 2019, prepayments and deferred expenses were $31,831 and $121,257, respectively.

NOTE 4. LONG-TERM LEASE PREPAYMENTS

Long-term lease prepayments include land rent prepayment over one year. As of March 31, 2019, long-term lease prepayments were $273,275. As a result of the adoption of the new accounting standards applicable to leases, long-term lease prepayments reduced the lease liability as of September 30, 2019.

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

Agricultural produce paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period (usually April to September), agricultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and agricultural costs are capitalized as inventories, then amortized as a cost of sales in accordance with FIFO recognition of historical costs when the inventory is sold.

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

Manufactured goods, rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Based on recent sales experience, the Company determined that the net realizable value of its inventory was less than the costs incurred in producing the inventory. Therefore, an impairment charge was made. At September 30, 2019 and March 31, 2019, inventories consisted of the following:

	September 30,	March 31,
	2019	2019
	(Unaudited)
Growing cost	$774,398	$70,211
Selenium enriched paddy	250,841	396,800
Rice and other products	39,592	68,662
Packing and other materials	7,878	10,170
Total inventories at cost	1,072,709	545,843
Inventory-impairment	27,677	29,439
Inventories, net	$1,045,032	$516,404

NOTE 6. INCOME TAXES

A reconciliation of loss before income taxes for domestic and foreign locations for the six months ended September 30, 2019 and 2018 is as follows:

	For the six months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
United States	$(73,855)	$(55,794)
Foreign	(202,174)	(671,864)
(Loss) income before income taxes	$(276,029)	$(727,658)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

	For the three months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
United States	$(48,789)	$(45,847)
Foreign	(108,611)	(133,318)
(Loss) income before income taxes	$(157,400)	$(179,165)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30	September 30
	2019	2018
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates in PRC, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and the companies, Yuxinqi and Tianci Liangtian, in China.

As of September 30, 2019, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of $536,408 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $134,102 and $99,774 related to its operations in the PRC as of September 30, 2019 and March 31, 2019, respectively. The PRC valuation allowance has increased by approximately $38,000 and $157,000 for the six months, and $20,000 and $27,000 for the three months, ended September 30, 2019 and 2018, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $278,000. Accordingly, management provided a 100% valuation allowance of approximately $59,000 and $43,000 against the deferred tax assets related to the Company’s United States operations as of September 30, 2019 and March 31, 2019, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The US valuation allowance has increased by approximately $16,000 and $12,000 for the six months, and $10,000 and $10,000 for the three months, ended September 30, 2019 and 2018, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019
China	January 31, 2014

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three and six months ended September 30, 2019 and 2018.

Lvxin products sales and services are exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and the fisheries Industries shall be exempt from business income taxes.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	September 30,	March 31,
	2019	2019
	(Unaudited)
Xun Jianjun	$21,722	$14,901
Advances for shares to be issued	220,500	53,300
Others	122	83
	$242,344	$68,284

As of March 31, 2019, the Company had received an advance for 41,000 shares to be issued of $53,300. The shares were subsequently issued on June 21, 2019.

As of September 30, 2019, the Company had received an advance of $220,500 for the sale of 147,000 shares to be issued. The shares have not been issued as of the date of filing this report.

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties

Amounts due to related parties consisted of the following as of the periods indicated:

	September 30,	March 31,
	2019	2019
	(Unaudited)
Hao Shuping	$44,441	$47,489
Shen Zhenai	40,662	9,952
Lou Zhengui	175,765	34,866
	$260,868	$92,307

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Lou Zhengui is the principal manager of Lvxin , also a minority shareholder of Lvxin and Organic agriculture. As of September 30, 2019 and March 31, 2019, the Company has a balance due to Lou Zhengui of $175,765 and $34,866, respectively, which was recorded as Due to Related Parties. It represents advances for expenses paid to suppliers by Lou Zhengui. The balance is non-interest bearing and due on demand.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

On April 1, 2019, the Company adopted FASB ASC 842, “Leases” (“new lease standard”). The new lease standard was adopted using the optional transition method approach that allows for the cumulative effect adjustment to be recorded without restating prior periods. The Company has elected the practical expedient package related to the identification, classification and accounting for initial direct costs whereby prior conclusions do not have to be reassessed for leases that commenced before the effective date. As the Company will not reassess such conclusions, the Company has not adopted the practical expedient to use hindsight to determine the likelihood of whether a lease will be extended or terminated or whether a purchase option will be exercised.

Operating lease

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and is committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB¥ 290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB¥ 290,000 (approximately US$42,000) for the period from December 20, 2019 to December 19, 2020.

In April 2018, Lvxin leased office space of approximately 177 square meters under a one-year lease agreement. Lvxin paid approximately US$4,500 (RMB30,000) as rent. The office contains our administrative functions, sales, e-commerce operations and marketing functions.

The Company leases 1,228 acres of land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, and some of the leases are paid in advance for periods from 12 to 22 years. These prepayments reduced the related lease liabilities. The Company accounts for the land rental costs as a cost of production of the growing paddy annually.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $2.2 million, respectively, as of April 1, 2019. For the three and six months end of September 30, 2019, the amortization was $4,382 and $389,718, respectively.

Operating leases are reflected on our balance sheet within ROU assets and the related current and non-current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

As of September 30, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

As of September 30, 2019
(Unaudited)
Assets
Right-of-use asset(non-current)	$2,028,762
Total	2,028,762
Liabilities
Lease liability(current)	306,145
Lease liability(non-current)	1,823,223
Total	$2,129,368

Office lease:
Remaining Lease Term	1year, renewal option
Incremental borrowing rate	4.9%

Land lease:
Remaining Lease Term	From 1 to 10 years, no renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the six months ended September 30, 2019
(Unaudited)

Amortization of ROU Asset
Land lease	$369,950
Office Lease	19,768
Interest expense	-
Total lease expense	$389,718

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Supplemental cash flow information related to leases was as follows:

For the six months ended September 30, 2019
(Unaudited)

Net cash (used in) operating activities
Right-of-use asset	$(2,092,822)
Amortization of ROU recorded in inventories	(438,044)
Lease liability	2,196,605
Prepayment offset lease liability	334,261
Cash paid for amounts included in the measurement of lease liabilities	$-

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Operating Leases (Unaudited)
From October 2019 to March 2020	$363,913
From April 2020 to March 2021	387,366
From April 2021 to March 2022	343,938
From April 2022 to March 2023	270,238
From April 2023 to March 2024	193,467
From April 2024 to March 2025	205,271
Thereafter	755,325
Undiscounted Cash Flow	2,519,518
Less: imputed interest	390,150
Total	$2,129,368

Reconciliation to lease liabilities:
Lease liabilities - current	$306,145
Lease liabilities - long-term	1,823,223
Total Lease Liabilities	$2,129,368

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2019 or March 31, 2019 and through the date of this report.

NOTE 11. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds a 51% interest in Lvxin as of September 30, 2019 and March 31, 2019.

As of September 30, 2019 and March 31, 2019, the NCI in the condensed consolidated balance sheet was $ (7,810) and $3,759, respectively.

NOTE 12. SUBSEQUENT EVENTS

During the period from October 1, 2019 to the date of filling this report, the Company received an advance for $324,760 for the sale of 215,347 shares to be issued.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the six months ended September 30, 2019, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results:

●	The determination, described in Note 5 to our Condensed Consolidated Financial Statements, to record our inventories as of September 30, 2019 and 2018 at their net realizable value, of $1,045,032 and $1,048,639, respectively. The cost of our inventories primarily consists of the growing costs of crops, both in the field and harvested, as well as the cost of harvesting crops that remain unsold. U.S. GAAP mandates that we record the value of our inventory at the lower of cost or net realizable value. Our determination to record the inventories at net realizable value was based on our determination that the paddy in inventory, including paddy in the field, was sold for an amount below its cost in May 2019.

Results of Operations

The following table shows key components of the results of operations during the three and six months ended September 30, 2019 and 2018:

	For the three months ended September 30,		Change
	2019	2018	$	%
	(Unaudited)	(Unaudited)

Revenue	$26,350	$3,685	22,665	615%
Cost of Sales	19,712	2,078	17,634	849%
Gross Profit	6,638	1,607	5,031	313%

Total operating costs and expenses	164,033	184,114	(20,081)	(11)%
(Loss) from operations before other income and income taxes	(157,395)	(182,507)	25,112	(14)%
Other income (loss)	(5)	3,342	(3,347)	(100)%
(Loss) from operations before income taxes	(157,400)	(179,165)	21,765	(12)%
Income taxes	-	-	-	-
Net (loss)	(157,400)	(179,165)	21,765	(12)%
Less: net income (loss) attributable to non-controlling interests	52	(19,109)	19,161	(100)%
Net (loss) attributable to common shareholders’	$(157,452)	$(160,056)	2,604	(2)%

	For the six months ended September 30,		Change
	2019	2018	$	%
	(Unaudited)	(Unaudited)

Revenue	$168,691	$3,685	165,006	4478%
Cost of Sales	157,163	2,078	155,085	7463%
Gross Profit	11,528	1,607	9,921	617%

Total operating costs and expenses	287,992	732,610	(444,618)	(61)%
(Loss) from operations before other income and income taxes	(276,464)	(731,003)	454,539	(62)%
Other income	435	3,345	(2,910)	(87)%
(Loss) from operations before income taxes	(276,029)	(727,658)	451,629	(62)%
Income taxes	-	-	-	-
Net (loss)	(276,029)	(727,658)	451,629	(62)%
Less: net (loss) attributable to non-controlling interests	(3,570)	(20,247)	16,677	(82)%
Net (loss) attributable to common shareholders’	$(272,459)	$(707,411)	434,952	(61)%

Our revenue results for both the three and six months ended September 30, 2019 were primarily the result of the nature of paddy production and sale:

	The Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Milled Rice and other production	$26,350	$-
Paddy	-	3,685
	$26,350	$3,685

	The Six Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

Milled Rice and other production	$55,368	$-
Paddy	113,323	3,685
	$168,691	$3,685

As our results during the three and six months ended September 30, 2019 and 2018 indicate, the sale of paddy is extremely seasonal. This occurs because the period from April through September is the planting and growing season, during which we sell very little paddy; revenue from paddy sales is generally recognized in the period from October through March.

Yuxinqi is a marketing enterprise with focus on milled rice and other production. Incorporated on February 5, 2018, with a short operating history, Yuxingqi’s sales are erratic, since a stable customer base has not been established yet.

The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Costs of sales of $120,654 were attributable to paddy sales during the six months ended September 30, 2019, resulting in gross loss of $7,331 from the sale of paddy. There were no sales of paddy during the three months ended September 30, 2019. The lower market price of the paddy, and the 27.2% increase in average unit cost, caused by reduced production, are the major factors of the loss. The remainder of our cost of sales, $21,459 and $36,509 for three and six months, was attributable to the sales of milled rice and other foodstuffs, resulting in gross profit of $6,532 and $18,859 and a gross margin of 23% and 34.1%, respectively. The higher margin on our non-paddy lines makes our expansion in this market attractive. However, we also expect that increased advertising of the health benefits of consuming selenium-enriched rice will increase demand for our paddy products and lead to higher sales and improved margins in the future. We intend to devote resources to that advertising effort as they become available.

During the six months ended September 30, 2019 and 2018, the Company incurred $287,992 and $732,610, respectively, in operating expenses, the greater portion of which was attributable to administration - i.e. salaries and office expenses. Salaries and benefits expense was $370,787 less during the six months ended September 30, 2019 than in the prior period during the six months ended September 30, 2018 due to the fact that in June 2018 the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of stock compensation expense, representing fair value of those shares on the date issued. No non-cash compensation was made to employees during 2019. During the three months ended September 30, 2019 and 2018, the Company incurred $164,033 and $184,114, respectively, in operating expenses including salaries and benefits of $41,856 and $34,509, and office expenses of $61,255 and $86,064, respectively.

The Company’s operations produced a net loss of $276,029 and 727,658, respectively, for the six months ended September 30, 2019 and 2018, and $157,400 and $179,165, respectively, for the three months ended September 30, 2019. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore, we eliminated $3,570 and $20,247 of the net loss attributable to Lvxin’ minority shareholders during the six months ended September 30, 2019 and 2018. As a result, the net loss attributable to the Company’s common shareholders was $272,459 and $707,411 for the six months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties and proceeds from the sale of shares. The shareholders of Lvxin financed the operations of that entity, while Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at September 30, 2019, the Company’s loans payable to related parties totaled $260,868 (an increase of $168,561 from March 31, 2019), which was owed to members of the Company’s management. Working capital totaled $156,951. Working capital decreased by $131,212 during the six months ended September 30, 2019, primarily due to the Company’s loss of $276,029.

The largest component of working capital at September 30, 2019 was inventory of 1,045,032. It is noteworthy that Lvxin and Yuxingqi had no accounts receivable at either September 30, 2019 or March 31, 2019. This occurs because the payment terms given by Lvxin and Yuxingqi to its customers are very constricted: most sales are made with COD (cash on delivery) or prepayment terms, with no customer having more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2019 and 2018.

	For the six months ended September 30,		Change
	2019	2018	$
	(Unaudited)	(Unaudited)

Net cash (used in) operating activities	$(224,542)	(448,321)	223,779
Net cash (used in) investing activities	-	(229,828)	229,828
Net cash provided by financing activities	275,074	335,701	(60,627)
Effect of exchange rate fluctuation on cash and cash equivalents	(28,467)	(2,121)	(26,346)
Net increase(decrease) in cash and cash equivalents	22,065	(344,569)	366,634
Cash and cash equivalents, beginning of quarter	12,953	458,690	(445,737)
Cash and cash equivalents, end of quarter	$35,018	114,121	(79,103)

During the six months ended September 30, 2019, our operations used net cash of $224,542. The use of cash in operations was not significantly different from our net loss for the six months ended September 30,2019, as the $528,628 expansion of our inventory was offset by our amortization of $349,795 in prepayments plus advances of $218,684 from related parties.

The Company recorded $448,321 of cash use in operating activities during the six months ended September 30, 2018. The use of cash in operations was less than the net loss for the six months primarily because the net loss included a non-cash expense of $377,000 attributable to the market value of shares issued to employees in June 2018.

No cash was used in investing activities for the six months ended September 30, 2019. 229,828 of cash was used in our investing activities during the six months ended September 30, 2018. The use of cash in 2018’s investing activities consisted of:

●	$7,126 used in purchases of fixed assets;

●	$222,702 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the six months ended September 30, 2019 generated $275,074. Financing activities consisted of $242,780 in proceeds from sales of common stock and advances for shares to be issued, and $32,294 in borrowings from related parties. During the six months ended September 30, 2018, our financing activities generated $335,701 from sales of common stock.

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

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. The shareholders of Lvxin financed the operations of that entity, Hao Shuping has been the primary source of financing for Tianci Liangtian and Yuxinqi. The company has received $240,000 during the six months ended September 30, 2019, and $324,760 from October 01, 2019 to the date of filling this report, for the sale of shares. These funds may support the company to meet its needs especially during seasonal downtime.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2019 for the purposes described in this paragraph.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

From July 1, 2019 to September 30, 2019, the Company did not sell or issue any shares of unregistered securities.

ITEM 3.	Defaults upon Senior Securities.

Not applicable

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information.

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	December 19, 2019
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	December 19, 2019
Yongmei Cao	(Principal Financial and Accounting Officer)