Form 10-Q
period 2019-12-31
Organic Agricultural Co Ltd
filed 2020-02-14
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

As of the date of filing of this report, there were outstanding 11,641,083 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND MARCH 31, 2019

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,983	$12,953
Accounts receivable	795	-
Inventories	631,033	516,404
Other receivables	15,761	19,096
Prepaid expenses	46,194	121,257
Total current assets	919,766	669,710

Long-term lease prepayments	-	273,275
Property plant and equipment, net	5,677	7,613
Operating lease right-of-use assets	2,107,807	-
Total assets	$3,033,250	$950,598

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$47,329	$56,594
Customer deposits	101,153	164,362
Due to related parties	136,713	92,307
Operating lease liabilities (current)	327,169	-
Other payables	-	68,284
Total current liabilities	612,364	381,547

Operating lease liabilities (non-current)	1,500,402	-
Total liabilities	2,112,766	381,547

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,641,083 and 11,167,736 shares issued and outstanding at December 31,2019 and March 31, 2019, respectively	11,641	11,168
Additional paid-in capital	2,533,817	1,833,730
(Deficit)	(1,653,623)	(1,278,133)
Other comprehensive income (loss)	1,928	(1,473)
Total shareholders’ equity of the Company	893,763	565,292
Non-controlling interest	26,721	3,759
Total shareholders’ equity	920,484	569,051
Total liabilities and shareholders’ equity	$3,033,250	$950,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$782,962	$211,130	$951,653	$214,815
Cost of Sales	699,704	135,932	856,867	138,010
Gross Profit	83,258	75,198	94,786	76,805

Operating costs and expenses:
General and administrative expenses	120,971	104,262	395,110	797,524
Selling and marketing expenses	35,279	16,808	49,132	56,156
Total operating costs and expenses	156,250	121,070	444,242	853,680
Operating (loss)	(72,992)	(45,872)	(349,456)	(776,875)
Other income (loss)	1,515	(48)	1,950	3,297
(Loss) before provision for income taxes	(71,477)	(45,920)	(347,506)	(773,578)
Provision for income taxes	-	-	-	-
Net (loss)	(71,477)	(45,920)	(347,506)	(773,578)
Less: net income attributable to non-controlling interests	31,554	86,992	27,984	66,745
Net (loss) attributable to common shareholders	$(103,031)	$(132,912)	$(375,490)	$(840,323)

Basic and diluted (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.08)
Weighted average number of shares outstanding- basic and diluted	11,534,926	11,162,736	11,336,269	10,916,593

Other comprehensive (loss):

Net (loss)	$(71,477)	$(45,920)	$(347,506)	$(773,578)
Foreign currency translation adjustment	(3,512)	(11,211)	(1,621)	(93,063)
Comprehensive (loss)	(74,989)	(57,131)	(349,127)	(866,641)

Less: Comprehensive income attributable to non-controlling interests	34,531	85,726	22,962	11,076
Comprehensive (loss) attributable to the common shareholders	$(109,520)	$(142,857)	$(372,089)	$(877,717)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other comprehensive Income	Total Shareholders’	Non- controlling	Total Shareholders’
	Quantity	Amount	Capital	(Deficit)	(Loss)	Equity	interest	Equity and NCI
Balance at March 31, 2018	10,000,000	$10,000	$544,162	$(374,238)	$37,072	$216,996	$489,995	$706,991
Net (loss)	-	-	-	(547,355)		(547,355)	(1,138)	(548,493)
Sale of common shares	720,000	720	753,780	-	-	754,500	-	754,500
Shares issued for compensation	290,000	290	376,710	-	-	377,000	-	377,000
Shares issued for reorganization consideration	152,736	153	152,583	-	-	152,736	-	152,736
Foreign currency translation adjustment	-	-	-	-	(13,790)	(13,790)	(32,196)	(45,986)
Balance at June 30, 2018, unaudited	11,162,736	11,163	1,827,235	(921,593)	23,282	940,087	456,661	1,396,748
Net (loss)	-	-	-	(160,056)	-	(160,056)	(19,109)	(179,165)
Foreign currency translation adjustment	-	-	-	-	(13,659)	(13,659)	(22,207)	(35,866)
Balance at September 30, 2018, unaudited	11,162,736	11,163	1,827,235	(1,081,649)	9,623	766,372	415,345	1,181,717
Net (loss)	-	-	-	(132,912)	-	(132,912)	86,992	(45,920)
Foreign currency translation adjustment	-	-	-	-	(9,945)	(9,945)	(1,266)	(11,211)
Balance at December 31, 2018, unaudited	11,162,736	$11,163	$1,827,235	$(1,214,561)	$(322)	$(623,515)	$(501,071)	$(1,124,586)

Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, unaudited	11,223,736	11,224	1,906,474	(1,393,140)	953	525,511	(2,887)	522,624
Net (loss)	-	-	-	(157,452)	-	(157,452)	52	(157,400)
Foreign currency translation adjustment	-	-	-	-	7,464	7,464	(4,975)	2,489
Balance at September 30, 2019, unaudited	11,223,736	11,224	1,906,474	(1,550,592)	8,417	375,523	(7,810)	367,713
Net (loss)	-	-	-	(103,031)	-	(103,031)	31,554	(71,477)
Sale of common shares	417,347	417	627,343	-	-	627,760	-	627,760
Foreign currency translation adjustment	-	-	-	-	(6,489)	(6,489)	2,977	(3,512)
Balance at December 31, 2019, unaudited	11,641,083	$11,641	$2,533,817	$(1,653,623)	$1,928	$893,763	$26,721	$920,484

The accompanying notes are an integral part of these unaudited consolidated financial statements

 ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	For the Nine Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(347,506)	$(773,578)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,976	2,116
Share based compensation	-	377,000
Changes in operating assets and liabilities:
Accounts receivable	(796)	-
Prepayments and deferred expenses	334,118	114,079
Inventories	(137,038)	(413,435)
Other receivables	2,632	(39,332)
Accounts payable and accrued expenses	(8,705)	(52,264)
Customer deposits	(57,206)	190,258
Due to (from) related parties	22,465	205,948
Payment of operating lease liabilities	(280,510)	-
Other payables	(14,304)	116
Net cash (used in) operating activities	(483,874)	(389,092)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,319)	(10,494)
Payment to Lvxin original shareholders for transfer of 51% interest	-	(222,403)
Net cash (used in) investing activities	(1,319)	(232,897)

Cash Flows from Financing Activities
Proceeds from sale of common stock	647,260	335,250
Proceeds from related party loans	49,772	7,661
Repayment to related parties	-	(101,955)
Net cash provided by financing activities	697,032	240,956

Effect of exchange rate fluctuation on cash and cash equivalents	1,191	(54,193)
Net increase (decrease) in cash and cash equivalents	213,030	(435,226)

Cash and cash equivalents, beginning of year	12,953	458,690
Cash and cash equivalents, end of year	$225,983	$23,464

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Offset of balance due for 51% interest to due from related parties	$-	$77,554
Issuance of common stock as stock compensation	$-	$377,000
Allocation of prepayments to Long-term leasehold prepayments	$-	$266,662
Operating ROU assets obtained in exchange for lease liabilities	$1,829,353	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. Hao Shuping, Shen Zhenai and Xun Jianjun, the shareholders of Lvxin, have been the primary sources of financing for the operations of the entity and continue to provide support in the future if there is any need for capital. As of December 31,2019, the Company has a balance of 45,612, 37,055, 22,253 and 31,793, respectively, due to Hao Shuping, Shen Zhenai, Xun Jianjun and the Lou Zhengui, the shareholders of Lvxin. The Company has received $647,260 during the nine months ended December 31, 2019, and an additional $30,000 from January 1, 2020 to the date of filling this report, for the sale of shares. These funds provided sufficient working capital for the Company.

Management intends to expand product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

The marketing personnel of the Company will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

In this manner, Management hopes to make sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from sales of shares and shareholders’ support based on needs.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results that can be expected for the year ending March 31, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of December 31, 2019 and March 31, 2019.

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

There were no transfers between level 1, level 2 or level 3 measurements during the three and nine months ended December 31, 2019 and 2018.

Financial assets and liabilities of the Company primarily consists of cash, account receivables, prepaid expenses, inventories, other receivables, right of use asset, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at December 31, 2019 and March 31, 2019, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The financial statements of the Company, which are prepared using the RMB and the HKD, are translated into the Company’s reporting currency, the US Dollar. Assets and liabilities are translated using the exchange rate at each reporting period end date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income or loss.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from these transactions are included in operations.

The exchange rates used for foreign currency translation are as follows:

		For the nine months ended December 31,		March 31,
		2019	2018	2019
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.9680/7.7876	6.8776/7.8317	6.7111/7.8493
Revenue and expenses	period average	6.9612/7.8315	6.7008/7.8408	N/A

		For the three months ended December 31,		March 31,
		2019	2018	2019
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.9680/7.7876	6.8776/7.8317	6.7111/7.8493
Revenue and expenses	period average	7.0435/7.8251	6.9162/7.8293	N/A

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

 Share-Based Compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the nine months ended December 31, 2019 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the nine months ended December 31, 2018, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees, and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment Information and Geographic Data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of Credit Risk

The Company maintains cash balances in three banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of December 31, 2019, the Company had total balances of RMB1,552,881 (approximately USD$233,000) that exceeded the insurance amounts.

As of December 31, 2019 and March 31, 2019, the Company has customer deposits of $101,153 and $164,362, respectively. As of December 31, 2019, Shouhang Commerce and Trade represented 87.1% of total customer deposits. As of March 31, 2019, Shouhang Commerce and Trade represented 76.2% of total customer deposits. During the nine months ended December 31, 2019, major customers Li Jiaxu, Zhao Shihai, Huiye Group, Jiufu Zhenyuan and Sun Rongmao generated 40%, 34%, 10%, 5% and 5% of revenue, respectively.

As of December 31, 2019 and September 30, 2019, the Company has customer deposits of $101,153 and $104,046, respectively. As of December 31, 2019, Shouhang Commerce and Trade represented 87.1% of total customer deposits. As of September 30, 2019, Shouhang Commerce and Trade represented 83.4% of total customer deposits. During the three months ended December 31, 2019, major customers Li Jiaxu, Zhao Shihai and Huiye Group generated 34%, 42% and 13% of revenue, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

Revenue

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three and nine months ended December 31, 2019 and 2018.

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

NOTE 3. PREPAID EXPENSES

Prepaid expenses include prepaid paddy planting production materials, prepayment of rice processing charges, and prepayment for products to be purchased. As of December 31, 2019 and March 31, 2019, prepayments and deferred expenses were $46,194 and $121,257, respectively.

NOTE 4. LONG-TERM LEASE PREPAYMENTS

Long-term lease prepayments include land rent prepayment over one year. As of March 31, 2019, long-term lease prepayments were $273,275. As a result of the adoption of the new accounting standards applicable to leases, long-term lease prepayments were reclassified to offset the lease liability as of December 31, 2019.

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

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Based on recent sales experience, the Company determined that the net realizable value of its inventory was less than the costs incurred in producing the inventory. Therefore, an impairment charge was made as of March 31, 2019. At December 31, 2019 and March 31, 2019, inventories consisted of the following:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Growing cost	$-	$70,211
Selenium enriched paddy	568,459	396,800
Rice and other products	50,698	68,662
Packing and other materials	11,876	10,170
Total inventories at cost	631,033	545,843
Inventory-impairment	-	(29,439)
Inventories, net	$631,033	$516,404

For the nine months ended December 31, 2019, inventory-impairment of $28,354 has been reflected in cost of sales since the corresponding inventories have been sold.

NOTE 6. INCOME TAXES

A reconciliation of loss before income taxes for domestic and foreign locations for the nine months ended December 31, 2019 and 2018 is as follows:

	For the nine months ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
United States	$(131,884)	$(87,486)
Foreign	(215,622)	(686,092)
(Loss) before income taxes	$(347,506)	$(773,578)

	For the three months ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
United States	$(58,029)	$(31,692)
Foreign	(13,448)	(14,228)
(Loss) before income taxes	$(71,477)	$(45,920)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates in PRC, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and the companies, Yuxinqi and Tianci Liangtian, in China.

As of December 31, 2019, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of $646,490 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $161,623 and $99,774 related to its operations in the PRC as of December 31, 2019 and March 31, 2019, respectively. The PRC valuation allowance has increased by approximately $65,000 and $161,000 for the nine months, and $27,000 and $4,000 for the three months, ended December 31, 2019 and 2018, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $337,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $71,000 and $43,000 against the deferred tax assets related to the Company’s United States operations as of December 31, 2019 and March 31, 2019, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The US valuation allowance has increased by approximately $28,000 and $18,000 for the nine months, and $12,000 and $7,000 for the three months, ended December 31, 2019 and 2018, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019
China	January 31, 2015

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three and nine months ended December 31, 2019 and 2018.

Lvxin products sales and services are exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and the fisheries Industries shall be exempt from business income taxes.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Xun Jianjun	$-	$14,901
Advances for shares to be issued	-	53,300
Others	-	83
	$-	$68,284

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 7. OTHER PAYABLES (Continued)

As of March 31, 2019, the Company had received an advance for 41,000 shares to be issued of $53,300. The shares were subsequently issued on June 21, 2019.

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties

Amounts due to related parties consisted of the following as of the periods indicated:

	December 31,	March 31,
	2019	2019
	(Unaudited)
Hao Shuping	$45,612	$47,489
Shen Zhenai	37,055	9,952
Lou Zhengui	31,793	34,866
Xun Jianjun	22,253
	$136,713	$92,307

Hao Shuping is the main shareholder of the Company, Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company, and Xun Jianjun is the CEO and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Lou Zhengui is the principal manager of Lvxin, also a minority shareholder of Lvxin and Organic Agriculture. The balance represents advances for expenses paid to suppliers by Lou Zhengui. The balance is non-interest bearing and due on demand.

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

Operating lease

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000, including AVT tax) for the period from December 20, 2019 to December 19, 2020. RMB150,000 (approximately US$22,000) payment was paid on December 23, 2019. As of December 31, 2019, US$35,991 and US$18,955 was accounted as operating lease right-of-use assets and operating lease liabilities (current), respectively

In April 2018, Lvxin leased office space of approximately 177 square meters under a one-year lease agreement. Lvxin paid approximately US$4,500 (RMB30,000) as rent. The office contained our administrative functions, sales, e-commerce operations and marketing functions. After April 2019, Lvxin did not renew this office lease agreement.

The Company leases 1,228 acres of land for cultivating pursuant to more than 300 lease agreements with individual farmers. Some of the leases are paid annually, and some of the leases are paid in advance for periods from 2 to 22 years. These prepayments reduced the related lease liabilities. The Company accounts for the land rental costs as a cost of production of paddy.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $2.2 million, respectively, as of April 1, 2019. For the three and nine months ended December 31, 2019, the amortization was $9,711 and $397,341, respectively.

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

As of December 31, 2019, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

As of December 31, 2019
(Unaudited)
Assets
Right-of-use asset(non-current)	$2,107,807
Total	$2,107,807
Liabilities
Lease liability(current)	$327,169
Lease liability(non-current)	1,500,402
Total	$1,827,571

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

Land lease:
Remaining Lease Term	From 1 to 10 years, no renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the nine months ended December 31, 2019
(Unaudited)
Amortization of ROU Asset
Land lease	$367,752
Office Lease	29,589
Interest expense	-
Total lease expense	$397,341

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Operating Leases (Unaudited)
From April 2020 to March 2021	$415,791
From April 2021 to March 2022	352,346
From April 2022 to March 2023	276,845
From April 2023 to March 2024	198,196
From April 2024 to March 2025	210,290
Thereafter	773,791
Total	2,227,259
Less: imputed interest	399,688
Total	$1,827,571

Reconciliation to lease liabilities:
Lease liabilities - current	$327,169
Lease liabilities - long-term	1,500,402
Total Lease Liabilities	$1,827,571

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2019 or March 31, 2019 and through the date of this report.

NOTE 11. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds a 51% interest in Lvxin as of December 31, 2019 and March 31, 2019.

As of December 31, 2019 and March 31, 2019, the NCI in the condensed consolidated balance sheet was $ 26,721 and $3,759, respectively.

NOTE 12. SUBSEQUENT EVENTS

During the period from January1, 2020 to the date of filling this report, the Company received an advance of $30,000 for the sale of 20,000 shares to be issued.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the nine months ended December 31, 2019, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results:

●	The determination, described in Note 5 to our Condensed Consolidated Financial Statements, to record our inventories as of December 31, 2019 and March 31, 2019 at their net realizable value, of $631,033 and $516,404, respectively. The cost of our inventories primarily consists of the growing costs of crops, both in the field and harvested, as well as the cost of harvesting crops that remain unsold. U.S. GAAP mandates that we record the value of our inventory at the lower of cost or net realizable value. As of March 31, 2019 we determined to recorded the inventory of paddy at its net realizable value because the paddy in inventory was sold for an amount below its cost in May 2019. Since that date the corresponding inventories have been sold, and the inventory-impairment of $28,354 was carried forward to cost of sales.

Results of Operations

The following table shows key components of the results of operations during the three and nine months ended December 31, 2019 and 2018:

	For the three months ended December 31,		Change
	2019	2018	$	%
	(Unaudited)	(Unaudited)
Revenue	$782,962	$211,130	$571,832	271%
Cost of Sales	699,704	135,932	563,772	415%
Gross Profit	83,258	75,198	8,060	11%

Total operating costs and expenses	156,250	121,070	35,180	29%
(Loss) from operations before other income and income taxes	(72,992)	(45,872)	(27,120)	59%
Other income (loss)	1,515	(48)	1,563	(3256%)
(Loss) from operations before income taxes	(71,477)	(45,920)	(25,557)	56%
Income taxes	-	-	-	-
Net (loss)	(71,477)	(45,920)	(25,557)	56%
Less: net income attributable to non-controlling interests	31,554	86,992	(55,438)	(64%)
Net (loss) attributable to common shareholders’	$(103,031)	$(132,912)	$29,881	(22%)

	For the nine months ended December 31,		Change
	2019	2018	$	%
	(Unaudited)	(Unaudited)
Revenue	$951,653	$214,815	$736,838	343%
Cost of Sales	856,867	138,010	718,857	521%
Gross Profit	94,786	76,805	17,981	23%

Total operating costs and expenses	444,242	853,680	409,438	(48%)
(Loss) from operations before other income and income taxes	(349,456)	(776,875)	427,419	(55%)
Other income	1,950	3,297	(1,347)	(41%)
(Loss) from operations before income taxes	(347,506)	(773,578)	426,072	(55%)
Income taxes	-	-	-	-
Net (loss)	(347,506)	(773,578)	426,072	(55%)
Less: net income attributable to non-controlling interests	27,984	66,745	(38,761)	(58%)
Net (loss) attributable to common shareholders’	$(375,490)	$(840,323)	$464,833	(55%)

Our revenue results for both the three and nine months ended December 31, 2019 were primarily the result of paddy production and sale:

	The three months ended December 31,
	2019		2018
	(Unaudited)%		(Unaudited)%
Milled Rice and other production	$140,804	18%	$205,752	97%
Paddy	642,158	82%	5,378	3%
	$782,962		$211,130

	The nine months ended December 31,
	2019		2018
	(Unaudited)%		(Unaudited)%
Milled Rice and other production	$196,172	21%	$205,752	96%
Paddy	755,481	79%	9,063	4%
	$951,653		$214,815

As our results during the three and nine months ended December 31, 2019 and 2018 indicate, the sale of paddy is extremely seasonal. This occurs because the period from April through September is the planting and growing season, during which we sell very little paddy; revenue from paddy sales is generally recognized in the period from October through March.

Yuxinqi is a marketing enterprise with focus on milled rice and other production. Incorporated on February 5, 2018, with a short operating history. Yuxingqi’s sales are erratic, since a stable customer base has not been established yet.

The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Costs of sales of $702,679 were attributable to paddy sales during the nine months ended December 31, 2019, resulting in gross profit of $52,802 from the sale of paddy. Costs of sales of $582,025 were attributable to paddy sales during the three months ended December 31, 2019, resulting in gross profit of $60,133 from the sale of paddy. The remainder of our cost of sales, $117,679 and $154,188 for three and nine months, respectively, was attributable to the sales of milled rice and other foodstuffs, resulting in gross profit of $23,125 and $41,984 and a gross margin of 16.4% and 21.4%, respectively. The higher margin on our non-paddy lines makes our expansion in this market attractive. We intend to devote resources to advertising and promotion effort as they become available.

During the nine months ended December 31, 2019 and 2018, the Company incurred $444,242 and $853,680, respectively, in operating expenses, the greater portion of which was attributable to administration - i.e. salaries and office expenses. Salaries and benefits expense was $136,937 less during the nine months ended December 31, 2019 than in the prior period during the nine months ended December 31, 2018 due to the fact that in June 2018 the Company granted a total of 290,000 shares to 8 employees, which resulted in $377,000 of stock compensation expense, representing fair value of those shares on the date issued. No non-cash compensation was made to employees during 2019. During the three months ended December 31, 2019 and 2018, the Company incurred $156,250 and $121,070, respectively, in operating expenses including salaries and benefits of $49,186 and $40,222, and office expenses of $3,194 and $21,115, respectively.

The Company’s operations produced a net loss of $347,506 and $773,578, respectively, for the nine months ended December 31, 2019 and 2018, and $71,477 and $45,920, respectively, for the three months ended December 31, 2019 and 2018. However, because we own only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but to then offset the portion of net income or net loss attributable to the noncontrolling interest. Therefore, we eliminated $27,984 and $66,745 of the net income attributable to Lvxin’ minority shareholders during the nine months ended December 31, 2019 and 2018. As a result, the net loss attributable to the Company’s common shareholders for the nine months ended December 31, 2019 and 2018 was $375,490 and $840,323, respectively, and for the three months ended December 31, 2019 and 2018 was $103,031 and $132,912, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by loans from related parties and proceeds from the sale of shares. The shareholders of Lvxin financed the operations of that entity, while Hao Shuping, Shen Zhenai and Xun Jianjun have been the primary source of financing for Tianci Liangtian and Yuxinqi. As a result, at December 31, 2019, the Company’s loans payable to related parties totaled $136,713 (an increase of $44,406 from March 31, 2019), which was owed to members of the Company’s management. Our working capital deficit totaled $(320,358). Working capital decreased by $608,521 during the nine months ended December 31, 2019, primarily due to the Company’s loss of $347,506 and the recognition of $327,169 for current the lease liability due to our adoption of the FASB’s new lease standard.

The largest component of working capital at December 31, 2019 was inventory of $631,033. It is noteworthy that Lvxin had no accounts receivable at either December 31, 2019 or March 31, 2019, and Yuxingqi had little accounts receivable at December 31, 2019. This occurs because the payment terms given by Lvxin and Yuxingqi to its customers are very constricted: most sales are made on COD basis (cash on delivery) or prepayment terms, with no customer having more than three days to complete payment.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2019 and 2018.

	For the nine months ended December 31,		Change
	2019	2018	$
	(Unaudited)	(Unaudited)
Net cash (used in) operating activities	$(483,874)	$(389,092)	$(94,782)
Net cash (used in) investing activities	(1,319)	(232,897)	231,578
Net cash provided by financing activities	697,032	240,956	456,076
Effect of exchange rate fluctuation on cash and cash equivalents	1,191	(54,193)	55,384
Net increase(decrease) in cash and cash equivalents	213,030	(435,226)	648,256
Cash and cash equivalents, beginning of quarter	12,953	458,690	(445,737)
Cash and cash equivalents, end of quarter	$225,983	$23,464	$202,519

During the nine months ended December 31, 2019, our operations used net cash of $483,874. The use of cash in operations was not significantly different from our net loss for the nine months ended December 31, 2019, as the $137,038 expansion of our inventory was financed by the cash provided by financing activities.

The Company recorded $389,092 of cash use in operating activities during the nine months ended December 31, 2018. The use of cash in operations was less than the net loss for the nine months primarily because the net loss included a non-cash expense of $377,000 attributable to the market value of shares issued to employees in June 2018.

The Company recorded $1,319 of cash used in investing activities for purchase of fixed assets for the nine months ended December 31, 2019. The Company recorded $232,897 of cash used in investing activities for the nine months ended December 31, 2018 consisting of:

●	$10,494 used in purchases of fixed assets;

●	$222,403 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the nine months ended December 31, 2019 generated $697,032. Financing activities consisted of $647,260 in proceeds from sales of common stock, and $49,772 in borrowings from related parties. During the nine months ended December 31, 2018, our financing activities generated $335,250 from sales of common stock.

Trends, Events and Uncertainties

Our business is seasonal, as our sales of paddy occur generally during the harvest season, which occurs from October to March of the following year. Our sales are typically the lowest from April to September, which is the planting and growing and harvesting period for paddy. Accordingly, we experience significant seasonal fluctuations in our revenues and our operating costs.

In addition, adverse weather conditions and other natural disasters may affect our planting and harvesting activities and cause a reduction and loss of agricultural production or a delay in realization of revenues.

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. The shareholders of Lvxin financed the operations of that entity, Hao Shuping, Shen Zhenai and Xun Jianjun have been the primary source of financing for Tianci Liangtian and Yuxinqi. These funds may support the Company’s recently operating.

The Company intends to expand its product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

Our marketing personnel will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

In this manner, the Company hopes to make a sufficient operating cash inflow to support the future operation and development of the Company.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our internal financial staff lack expertise in identifying and addressing complex accounting issues under U.S. Generally Accepted Accounting Principles.

•	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

•	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2019 for the purposes described in this paragraph.

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

From October 1, 2019 to December 31, 2019, the Company sold 417,347 restricted shares of common stock for US$1.50 or US$1.80 per share. The sales were exempt from registration pursuant to Rule 902(1)(i) of Regulation S, as the purchasers were all non-U.S. persons and Rule 903 was complied with.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	February 14, 2020
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	February 14, 2020
Yongmei Cao	(Principal Financial and Accounting Officer)