Form 10-K
period 2020-03-31
Organic Agricultural Co Ltd
filed 2020-08-14
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to____________

Commission File Number: 0-56168

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes þ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the date of filing of this report, there were outstanding 11,724,836 shares of the issuer’s common stock, par value $0.001 per share.

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

The Company carries on business through its subsidiaries with headquarters in Harbin, China. When initially organized, the Company’s operating subsidiaries consisted of 51% owned Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), which grew and distributed unmilled selenium-enriched rice (“paddy”), and Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which marketed paddy produced by Lvxin as well as other agricultural products. We believe that the importance of selenium to human health and the fact of dietary selenium deficiency in large parts of China create a vast market potential for development.

In April 2020, the Company sold its 51% interest in Lvxin to the representative of the minority shareholders in Lvxin. The divestment of Lvxin will enable the Company to focus on its other business: processing and marketing food products.

With the sale of Lvxin, the Company’s remaining subsidiaries are:

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

Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a wholly owned Limited Company registered in Heilongjiang, China on November 2, 2017. Tianci Liangtian owns all of the registered equity of Yuxinqi.

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

Our present corporate structure is as follows:

Our Business

Our subsidiary, Yuxinqi, was organized in February 2018. To date, Yuxinqi has devoted its efforts to growing, marketing and distribution of selenium-enriched agricultural products, primarily paddy rice. Going forward, after the sale of our 51% in Lvxin, Yuxinqi intends to continue its focus on the marketing and sale of selenium-enriched products, while enlarging its offerings to include a variety of crop foods as well as processed foods.

Market for Selenium-Enriched Products

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

Prior to divestment, Lvxin, has been involved in growing, threshing and selling unmilled rice since 2012, using leased farmland and the part-time labor of local farmers. Lvxin’s farming operations take place in Baoqing County of Heilongjiang Province in a region known as the Sanjiang Plain. This part of Sanjiang Plain is noteworthy for, among other things, the relatively high content of selenium in its soil. By focusing on production of selenium-enhanced rice, Lvxin hopes to develop a sustainable position in the Chinese rice market.

Operating Licenses

Our products are subject to regulation by governmental agencies in the PRC and Heilongjiang Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Tianci Liangtian and Yuxinqi operating licenses that enable us to undertake agricultural technology development services, primary processing of agricultural products, grain and legume cultivation, and agricultural products sales. (Legally approved projects can be launched after approval by the relevant departments). The registration numbers are 91230100MA1ATNP757 and 91230109MA1AYU4P51, respectively; and they are valid from November 2, 2017 and February 5, 2018, respectively, with no expiration date.

Competition

Currently, the distribution of selenium-enriched agricultural products in China is the province of small and medium-sized enterprises, with no dominant participant in the market. The diversity of the market is primarily a function of the relatively brief period that the inclusion of selenium-enriched food stuffs in the Chinese diet has been popular. As the practice becomes more well-established, the emergence of market leaders will be likely.

We are a small company. However, with our recent focus on distribution of selenium-enriched products, we are entering a growing market. We believe that we will be able to compete effectively in this market because we have the advantage of product specificity, which should enable our brand to become identified as a source for selenium-enriched products.

Suppliers

Over the years of operations, we have developed a solid and reliable image and reputation with the suppliers. We have established supplier relationships with several local companies.

On April 24, 2020 the subsidiary of Heilongjiang Tianci Liangtian Agricultural Technology Development Co., Ltd entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. The contract also provides that Lvxin will continue to sell paddy rice, and the Company has the right of priority under the same price.

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

Income Taxes

United States

The company is subject to a tax rate of 21% in the United States of America.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended March 31, 2020 and 2019 due to operating losses.

Employees

As of March 31, 2020, we had 15 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Risks Related to Our Business

COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time.

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic have led to significant disruptions in our retail, manufacturing and distribution operations and supply chains.

In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees. Such steps, and further changes we may make in the future to reduce our costs, may negatively impact our ability to attract and retain employees. If this were to occur, we may experience operational challenges that result in a negative impact on our customer services and ultimately, loss of market share, which could limit our ability to grow and expand our business.

In addition to the disruption to many aspects of our business operations, the COVID-19 pandemic has adversely impacted overall economic conditions and customer demand. We believe the COVID-19 pandemic could continue to impact customer demand for our products and services and customer spending levels.

We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, consolidated results of operations, consolidated financial position and the achievement of our strategic objectives.

Our marketing efforts will not be successful if we are unable to develop a broad awareness of our brand.

With our recent divestment of Lvxin, our farming subsidiary, our business is now focused exclusively on the marketing and distribution of selenium-enriched rice paddy and other foodstuffs through our Yuxinqi subsidiary. Food distribution in China is a highly competitive business, with many very large participants in the market. Our plan to gain a profitable participation in the market depends on our ability to market our brand as a source for selenium-enriched products. By identifying our brand with the growing market for selenium-enriched foodstuffs, we hope that growth will increase with the value of our brand. If this plan fails to be realized, it will be difficult for us to distinguish Yuxinqi from the many small food distributors who operate with modest profitability, which may prevent our shareholders from realizing value from their investment in the Company.

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

Excessive ingestion of selenium can have serious harmful effects on an individual. While our technicians will use their best efforts to achieve an optimal selenium content in our products, many factors determine the selenium levels in a crop. Our technicians may be unable to determine when a crop contains an excess amount of selenium. Moreover, even if our technicians are successful in optimizing the selenium value in our products, consumers who suffer symptoms of selenium poisoning may focus their blame on our products. In either such situation, we may be subject to lawsuits for damages. Such lawsuits could drain our financial resources, particularly as we do not presently carry any product liability insurance or business interruption insurance. Lawsuits by customers may also distract the time and attention of our management. In addition, a product liability claim, regardless of merit or eventual outcome, could result in damage to our reputation, decreased demand for our products, product recalls and loss of revenue.

We do not presently maintain fire, theft, product liability or any other property insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We do not maintain fire, theft, product liability or other insurance of any kind. We bear the economic risk with respect to loss of or damage or destruction to our property and to the interruption of our business, as well as liability to third parties for damage or destruction to them or their property that may be caused by our personnel or products. Such liability could be substantial and the occurrence of such loss or liability may have a material adverse effect on our business, financial condition and prospects.

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

As a smaller marketing company with reporting obligations we may be at a competitive disadvantage to other food distribution companies. The food distribution industry has low barriers to entry.

Because the food distribution market is competitive, is driven in large part by costs, and consists mostly of private companies that do not have public reporting obligations, our reporting obligations may put us at a competitive disadvantage. The food distribution industry has low barriers to entry, and is populated by a number of giant companies as well as multitudes of modest to small companies. In addition, we will face additional expenses that a private food distribution company does not have, such as PCAOB auditor fees, Edgar filing fees and legal fees related to our SEC reporting obligations. Other non-public food distribution companies do not incur these costs. We are at a competitive disadvantage to our competitors because of this.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of four directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

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

At the present time, none of our management has experience in managing a public company. This may hinder our ability to establish effective controls and systems and comply with all applicable requirements associated with being a public company. If compliance problems result, these problems could have a material adverse effect on our business, financial condition or results of operations. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act of 2010, as well as rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to our new compliance requirements. Moreover, these requirements will increase our legal, accounting and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect it will be difficult and expensive for us to obtain director and officer liability insurance. These requirements could also make it more difficult for us to attract and retain independent and qualified persons to serve on our board of directors, our board committees or as executive officers.

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

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, Tianci Liangtian and Yuxinqi, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $250 million on the last day of our fiscal year, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

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

Until we are able to secure a listing for our common stock on a national securities exchange, it is likely that our common stock will be classified as a “penny stock’ when trading is initiated and for an indeterminate period thereafter. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

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

As of the date of this report, the four members of our Board of Directors own, in the aggregate, common stock representing 51.03% of the outstanding shares of our common stock. While they continue to hold the majority of the voting power in our Company, these four directors will have effective control over the Company, in particular, the four directors will have the ability to:

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

Office Leases

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid $1,592 in lease deposits and committed to make annual lease payments of RMB290,000 (approximately US$42,000). In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 23, 2019, Tianci Liangtian paid RMB150,000 (approximately US$22,000).

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

Market Information

Our shares of common stock have been listed for trading on the OTC Pink Market of OTC Markets under the trading symbol “OGAA” since June 24, 2019. There is, however, no active trading market for our shares of common stock: no shares have traded publicly at any time.

Holders of Securities

As of the date of filing of this report, we had 202 shareholders of record and 11,724,836 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended March 31, 2020.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ended March 31, 2020.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended March 31, 2020, there was one estimate that was (a) subject to a high degree of uncertainty and (b) material to our results:

●	The determination, described in Note 5 to our Consolidated Financial Statements, to record our inventories at the lower of cost or net realizable value in accordance with U.S. GAAP. The cost of our inventories primarily consists of the cost of harvested crops that remain unsold. Our determination to record the inventories at cost was based on our determination that the paddy in inventory, could be sold for a net amount that equaled or exceeded its cost. In contrast, for the year ended March 31, 2019, we recorded our inventories at net realizable value because the paddy in inventory at that date was sold in May 2019 for an amount below its cost.

Results of Operations for the Years Ended March 31, 2020 and 2019

The following table shows key components of the results of operations during the years ended March 31, 2020 and 2019:

	For the Years Ended March 31,		Change
	2020	2019	$	%

Revenue	$1,011,708	$1,123,313	(111,605)	(10%)
Cost of Sales	902,269	911,092	(8,823)	(1%)
Gross Profit	109,439	212,221	(102,782)	(48%)

Total operating costs and expenses	557,993	1,040,221	(482,228)	(46%)
(Loss) from operations before other income and income taxes	(448,554)	(828,000)	379,446	(46%)
Other income	1,952	3,442	(1,490)	(43%)
(Loss) from operations before income taxes	(446,602)	(824,558)	377,956	(46%)
Income taxes	-	-	-	-
Net (loss)	(446,602)	(824,558)	377,956	(46%)
Less: net income attributable to non-controlling interests	27,936	79,337	(51,401)	(65%)
Net (loss) attributable to common shareholders’	$(474,538)	$(903,895)	429,357	(48%)

Our revenue results for the years ended March 31, 2020 and 2019 were primarily the result of paddy and milled rice and other production sales:

	The Year Ended March 31,
	2020		2019
	Sales	%	Sales	%
Milled Rice and other production	$256,999	25%	$245,045	22%
Paddy	754,709	75%	878,268	78%
	$1,011,708	100%	$1,123,313	100%

As our results during the year ended March 31, 2020 and 2019 indicate, the sale of paddy is extremely seasonal. Revenue from paddy sales is generally recognized in the period from October through March. Due to the COVID-19 pandemic, the Company did not have any sale of paddy in the last quarter of the year ended of March 31,2020, and had a decrease of $123,559 in the revenue from paddy sales than the same period of last year.

The costs incurred in planting and growing paddy are capitalized as additions to inventory until the harvest season, when the capitalized costs are amortized against sales. Costs of sales of $701,996 were attributable to paddy sales during the year ended March 31, 2020, resulting in gross profit of $52,713 and a gross margin of 7% from the sale of paddy. Costs of sales of $759,626 were attributable to paddy sales during the year ended March 31, 2019, resulting in gross profit of $118,642 and a gross margin of 13.5%. The 4% lower market price of the paddy, and higher average unit cost of the paddy due to reduction output, are the major factors in the reduction of paddy sales gross margin compared with last year. The remainder of our cost of sales of $200,273 and $151,466 were attributable to the sales of milled rice and other foodstuffs during the year ended March 31, 2020 and 2019, resulting in gross profit of $56,726 and $93,579, and a gross margin of 22.1% and 38.2%, respectively. For the different major customer and product, the gross margin decline 16.1% for the year ended of March 31, 2020 than previous year. In the year ended of March 31, 2020, the company sell the Tuohuangzhe series products with gross margin of 21% to major customer Huiye and Beiqinhai, accounting for 61% of total non-paddy revenue, and in the previous year, the Company sell Tianci series products with gross margin of 45% to major customer Shouhang Commerce and Trade, accounting for 76% of total non-paddy revenue. The higher margin on our non-paddy lines makes our expansion in this market attractive. We expect that increased advertising of the health benefits of consuming selenium-enriched rice will increase demand for our paddy products and enable greater margins. We intend to devote resources to that advertising effort as they become available.

During the years ended March 31, 2020 and 2019, the Company incurred $557,993 and $1,040,221, respectively, in operating expenses, the greater portion of which was attributable to the costs of our operations - i.e. salaries and benefits expenses. Salaries and benefits expense decreased by an estimated $434,000 during the year ended March 31, 2020 mainly because the Company granted a total of 290,000 shares to 8 employees during the year ended March 31, 2019, which resulted in $377,000 of stock compensation expense, representing the fair value of those shares on the date issued. No stock compensation was granted during the year ended March 31, 2020.

During the years ended March 31, 2020 and 2019, we incurred $191,782 and $140,056, respectively, of expenses relating to our efforts to become a reporting company in the United States, including legal and accounting fees, transfer agent fees, etc.

The Company’s operations produced a net loss of $446,602 and $824,558 for the year ended March 31, 2020 and 2019, respectively. However, because we owned only 51% of the equity in Lvxin, U.S. GAAP directs us to record all of the revenue and expenses attributable to the operations of Lvxin, but then offset the portion of net income attributable to the noncontrolling interest. Therefore, we eliminated $27,936 and $79,337 of the net income attributable to Lvxin’ minority shareholders during the years ended March 31, 2020 and 2019, respectively. As a result, the net loss attributable to the Company’s common shareholders was $474,538 and $903,895 for the years ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by the sale of common stock to residents of China and by loans from related parties. In addition, the shareholders of Lvxin financed the operations of that entity, and their loans were repaid prior to March 31, 2020. During the year ended March 31, 2020, we received $726,450 for shares of 522,000common stock, and received $8,167 for the sale of common shares to be issued. In addition, as of March 31, 2020, the Company’s loans payable to related parties totaled $121,434 (an increase of $29,127 from March 31, 2019), which was owed to members of the Company’s management. Working capital at March 31, 2020 totaled $318,673. Working capital increased by $30,510 during the year ended March 31, 2020, as cash from the sale of common stock offset the net loss incurred during that year plus the recognition of $316,889 of a current lease liability due to our adoption of the FASB’s new lease standard.

The largest component of working capital is inventory, which is measured by the costs incurred for rice in the field and in the warehouse. It is noteworthy that Lvxin and Yuxingqi had only $5,212 of accounts receivable as of March 31, 2020 and no accounts receivable as of March 31, 2019. This occurs because the payment terms given by Lvxin and Yuxingqi to their customers are very strict: most sales are made with COD (cash on delivery) or prepayment terms.

Cash Flows

The following table summarizes our cash flows for the years ended March 31, 2020 and 2019.

	For the Years Ended March 31,		Change
	2020	2019	$
Net cash (used in) operating activities	$(524,933)	$(472,702)	$(52,231)
Net cash (used in) investing activities	(1,318)	(238,672)	237,354
Net cash provided by financing activities	771,247	313,773	457,474
Effect of exchange rate fluctuation on cash and cash equivalents	(15,775)	(48,136)	32,361
Net increase(decrease) in cash and cash equivalents	229,221	(445,737)	674,958
Cash and cash equivalents, beginning of year	12,953	458,690	(445,737)
Cash and cash equivalents, end of year	$242,174	$12,953	$229,221

During the year ended March 31, 2020, our operations used net cash of $524,933. Cash used in operations exceeded our net loss of $446,602 for the year primarily because we increased our inventories by $131,911.

During the year ended March 31, 2019, our operations used net cash of $472,702. The use of cash in operations was less than the net loss for the year primarily because the net loss included a non-cash expense of $377,000 attributable to the market value of shares issued to employees in June 2018. In addition, inventory decreased by $222,700 and we received customer prepayments of $134,561.

The Company recorded $1,318 of cash used in investing activities for purchase of fixed assets during the year ended March 31, 2020. Our investing activities during the year ended March 31, 2019 used $238,672. Investing activities consisted of:

●	$ 10,754 used in purchases of fixed assets;

●	$ 227,918 used to pay the purchase price for 51% of Lvxin.

Our financing activities during the year ended March 31, 2020 generated $771,247. Financing activities consisted of $734,617 in proceeds from the sale of common stock, and $36,630 in borrowings from related parties. Our financing activities during the year ended March 31, 2019 generated $313,773. Financing activities consisted of $405,939 in proceeds the sale of common stock and $12,317 in borrowings from related parties, offset by $104,483 used to repay loans from related parties.

Trends, Events and Uncertainties

Our business through the year ended March 31, 2020 was seasonal, as our sales of paddy occur generally during the harvest season, which occurs from October to March of the following year. Our sales were typically the lowest from April to September, which is the planting and growing and harvesting period for paddy. Accordingly, we experienced significant seasonal fluctuations in our revenues and our operating costs. With the sale of Lvxin in April 2020, the seasonality of our operations should be significantly reduced, but not eliminated. For the near term, resale of paddy rice will remain the largest portion of the business of Yuxinqi, which will cause some of the seasonality of the growth cycle for that crop to carry through to the operations of Yuxinqi.

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

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic have led to significant disruptions in our retail, manufacturing and distribution operations and supply chains. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees. Such steps, and further changes we may make in the future to reduce our costs, may negatively impact our ability to attract and retain employees. In addition, the Company follow the government’s epidemic prevention provisions to protect employee from COVID-19.

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

Recent Accounting Pronouncements

New accounting rules and disclosure requirements can significantly impact the comparability of our financial statements. Please refer to Note 2 of our consolidated financial statements included in this annual report.

There were no other recent accounting pronouncements that we expect to have a material effect on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Organic Agricultural Company Limited

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Organic Agricultural Company Limited and subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in shareholder’s equity, and cash flows for each of the years in the two year period ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the new lease accounting standard. The Company adopted the new lease standard using a modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s lack of significant revenues and recurring losses from operations indicate that the Company may not be able to continue as a going concern. The Company continues to be reliant on borrowings from its shareholders. Management’s evaluation of the events and conditions and management’s plans, regarding those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2018.

Flushing, New York
August 14, 2020

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

	March 31,	March 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$242,174	$12,953
Accounts receivable	5,212	-
Inventories	613,695	516,404
Other receivables	13,105	19,096
Prepaid expenses	48,789	121,257
Total current assets	922,975	669,710

Long-term lease prepayments	-	273,275
Property plant and equipment, net	4,498	7,613
Operating lease right-of-use assets	2,007,274	-
Total assets	$2,934,747	$950,598

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$69,437	$56,594
Customer deposits	88,131	164,362
Due to related parties	121,434	92,307
Operating lease liabilities (current)	316,889	-
Other payables	8,411	68,284
Total current liabilities	604,302	381,547

Operating lease liabilities (non-current)	1,424,600	-
Total liabilities	2,028,902	381,547

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,693,836 and 11,167,736 shares issued and outstanding at March 31,2020 and 2019, respectively	11,694	11,168
Additional paid-in capital	2,612,954	1,833,730
(Deficit)	(1,752,671)	(1,278,133)
Other comprehensive income (loss)	9,891	(1,473)
Total shareholders’ equity of the Company	881,868	565,292
Non-controlling interest	23,977	3,759
Total shareholders’ equity	905,845	569,051
Total liabilities and shareholders’ equity	$2,934,747	$950,598

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

	For the Years Ended
	March 31,
	2020	2019

Revenue	$1,011,708	$1,123,313
Cost of sales	902,269	911,092
Gross profit	109,439	212,221

Operating costs and expenses:
General and administrative expenses	508,382	973,087
Selling and marketing expenses	49,611	67,134
Total operating costs and expenses	557,993	1,040,221
Operating (loss)	(448,554)	(828,000)
Other income	1,952	3,442
(Loss) before provision for income taxes	(446,602)	(824,558)
Provision for income taxes	-	--
Net (loss)	(446,602)	(824,558)
Less: net income attributable to non-controlling interests	27,936	79,337
Net (loss) attributable to common shareholders	$(474,538)	$(903,895)

Basic and diluted (loss) per share	$(0.04)	$(0.08)
Weighted average number of shares outstanding- basic and diluted	11,414,862	11,006,610

Other comprehensive (loss):

Net (loss)	$(446,602)	$(824,558)
Foreign currency translation adjustment	3,646	(78,423)
Comprehensive (loss)	(442,956)	(902,981)

Less: comprehensive income attributable to non-controlling interests	20,218	39,459
Comprehensive (loss) attributable to the common shareholders	$(463,174)	$(942,440)

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive Income	Total Shareholders’	Non- controlling	Total Shareholders’ Equity
	Quantity	Amount	Capital	(Deficit)	(Loss)	Equity	Interest	and NCI
Balance at March 31, 2018	10,000,000	$10,000	$544,162	$(374,238)	$37,072	$216,996	$489,995	$706,991
Net (loss)	-	-	-	(903,895)	-	(903,895)	79,337	(824,558)
Sale of common shares	725,000	725	760,275	-	-	761,000	-	761,000
Shares issued for compensation	290,000	290	376,710	-	-	377,000	-	377,000
Shares issued for reorganization consideration	152,736	153	152,583	-	-	152,736	-	152,736
Foreign currency translation adjustment	-	-	-	-	(38,545)	(38,545)	(39,878)	(78,423)
Distribution to minority shareholders	-	-	-	-	-	-	(525,695)	(525,695)
Balance at March 31, 2019	11,167,736	11,168	1,833,730	(1,278,133)	(1,473)	565,292	3,759	569,051
Net (loss)	-	-	-	(474,538)	-	(474,538)	27,936	(446,602)
Sale of common shares	526,100	526	779,224	-	-	779,750	-	779,750
Foreign currency translation adjustment	-	-	-	-	11,364	11,364	(7,718)	3,646
Balance at March 31, 2020	11,693,836	$11,694	$2,612,954	$(1,752,671)	$9,891	$881,868	$23,977	$905,845

The accompanying notes are an integral part of these consolidated financial statements

 ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

	For the Years Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss)	$(446,602)	$(824,558)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,075	3,141
Share based compensation	-	377,000
Inventory impairment	-	29,439
Changes in operating assets and liabilities:
Accounts receivable	(5,304)	-
Prepayments and deferred expenses	342,147	97,827
Inventories	(131,911)	222,700
Other receivables	5,059	(16,116)
Accounts payable and accrued expenses	14,021	(15,719)
Customer deposits	(68,652)	134,561
Due to related parties	58,627	(495,961)
Operating lease assets and liabilities	(282,206)	-
Other payables	(14,187)	14,984
Net cash (used in) operating activities	(524,933)	(472,702)

Cash Flows from Investing Activities
Purchase of fixed assets	(1,318)	(10,754)
Payment to Lvxin original shareholders for transfer of 51% interest	-	(227,918)
Net cash (used in) investing activities	(1,318)	(238,672)

Cash Flows from Financing Activities
Proceeds from sale of common stock	734,617	405,939
Proceeds from related party loans	36,630	12,317
Repayment to related parties	-	(104,483)
Net cash provided by financing activities	771,247	313,773

Effect of exchange rate fluctuations on cash and cash equivalents	(15,775)	(48,136)
Net increase (decrease) in cash and cash equivalents	229,221	(445,737)

Cash and cash equivalents, beginning of year	12,953	458,690
Cash and cash equivalents, end of year	$242,174	$12,953

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Offset of balance due for 51% interest to due from related parties	$-	$77,554
Non-cash Distribution offset due from related parties	$-	$525,695
Operating ROU assets obtained in exchange for lease liabilities	$1,829,353	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy products, rice and other agricultural products. At March 31, 2020, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owned:

●	all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Yuxinqi sells agricultural products to customers.

●	51% of the registered equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), a company incorporated in China on February 9, 2012. Lvxin is an integrated agricultural company providing self-planting paddy to its customers.

In April 2020, Tianci Liangtian sold its equity interest in Lvxin (See Note 12).

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

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. Hao Shuping, Shen Zhenai, Xun Jianjun were the primary sources of financing for the early operations of the entity and will continue to provide support in the future if there is any need for capital. As of March 31,2020, the Company had a balance of $44,772, $37,647, $7,766 and $31,249, due to Hao Shuping, Shen Zhenai, Xun Jianjun and Lou Zhengui, respectively. The Company received $734,617 during the year ended March 31, 2020, and an additional $46,500 from April 1, 2020 to the date of filling this report, from the sale of shares. These funds provided sufficient working capital for the Company.

Management intends to expand product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

The marketing personnel of the Company will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

In this manner, Management hopes to generate sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from sales of shares and shareholders’ support based on needs.

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

The Company’s subsidiaries as of March 31, 2020 are listed as follows:

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

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of March 31, 2020 and 2019.

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

The Company sells paddy and selenium-enriched paddy products, rice and other agricultural products. All revenue is recognized when it is both earned and realized. The Company’s policy is to recognize the sale when the products, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds, if not prepaid, is reasonably assured, all of which generally occur when the customer receives the products. Accordingly, revenue is recognized at the point in time when delivery is made.

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

Fair value measurements (continued)

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

There were no transfers between level 1, level 2 or level 3 measurements during the year ended March 31, 2020 and 2019.

Financial assets and liabilities of the Company primarily consists of cash, account receivables, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, lease liability(current) and other payables. As at March 31, 2020 and 2019, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

For the year ended March 31,
		2020	2019
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.0896/7.7529	6.7111/7.8493
Revenue and expenses	period average	6.9662/7.8164	6.7108/7.8416

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

Income taxes (continued)

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

 Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the year ended March 31, 2020 and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees. During the year ended March 31, 2019, specifically on June 13, 2018, the Company granted a total of 290,000 shares with a fair value on the grant date of $1.30 per share to 8 employees, and $377,000 compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products from customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit risk

The Company maintains cash in three banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$75,000). As of March 31, 2020, the Company had RMB768,318 (approximately USD$103,000) in excess of the insurance amounts.

During the year ended March 31, 2020, major customers Li Jiaxu, Zhao Shihai and Huiye Group generated 38%, 32% and 11% of revenue, respectively. During the year ended March 31, 2019, major customers Li Jiaxu, Sun Rongmao, Zhao Shihai and Shouhang Commerce and Trade Ltd. generated 21%, 18%, 33% and 20% of revenue, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

Revenue

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendment in this update affects entities with transactions included within the scope of Topic 606, The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, the amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas: 1) identifying performance obligations and 2) licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The amendments do not change the core principles of the standard, but clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration and certain transition matters. This update becomes effective concurrently with ASU No. 2014-09. The Company adopted ASU 2016-12 effective April 1, 2018. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the year ended March 31, 2020 and 2019.

Leases

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

NOTE 3. PREPAID EXPENSES

Prepaid expenses include prepaid paddy planting production materials, prepayment of rice processing charges, and prepayment for products to be purchased. As of March 31, 2020 and 2019, prepayments and deferred expenses were $48,789 and $121,257, respectively.

NOTE 4. LONG-TERM LEASE PREPAYMENTS

Long-term lease prepayments include land rent prepayment over one year. As of March 31, 2020 and 2019, long-term lease prepayments were $nil and $273,275. As a result of the adoption of the new accounting standards applicable to leases, long-term lease prepayments were reclassified to offset the lease liability as of March 31, 2020.

NOTE 5. INVENTORIES

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 5. INVENTORIES (Continued)

Agricultural produce paddy is grown in Lvxin’s planting base. This crop has distinct growing, harvest, and selling periods, each of which lasts approximately four to six months. During the growing period (usually April to September), agricultural costs are capitalized, as they are associated with benefiting and preparing the crops for the harvest and selling period. During the harvest and selling period, harvest costs and agricultural costs are capitalized as inventories, then recorded as a cost of sales in accordance with FIFO recognition of historical costs when the inventory is sold.

Most agricultural costs, including capitalized agricultural costs and certain other costs, such as indirect labor including farm supervision and management and irrigation that benefit multiple crops, are allocated to crops on a per-kilogram basis.

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

The Company values inventory on its balance sheet at the lower of cost or net realizable value. As of March 31, 2019, based on recent sales experience, the Company determined that the net realizable value of its inventory at that time was less than the costs incurred in producing the inventory. Therefore, an impairment charge was made as of March 31, 2019. As of March 31, 2020, market conditions indicated that the cost of inventory would be recoverable, so no impairment was recorded. As of March 31 2020 and 2019, inventories consisted of the following:

	March 31	March 31
	2020	2019
Growing cost	$-	$70,211
Selenium enriched paddy	557,085	396,800
Rice and other products	41,153	68,662
Packing and other materials	15,457	10,170
Total inventories at cost	613,695	545,843
Inventory-impairment	-	(29,439)
Inventories, net	$613,695	$516,404

Due to the COVID-19 pandemic, the Company did not have any sale of paddy in the last quarter of the year ended of March 31,2020, and had a decrease of $123,559 than the same period of last year.

NOTE 6. INCOME TAXES

A reconciliation of loss before income taxes for domestic and foreign locations for the year ended March 31, 2020 and 2019 is as follows:

	For the year ended March 31
	2020	2019
United States	$(192,183)	$(141,847)
Foreign	(254,419)	(682,711)
(Loss) before income taxes	$(446,602)	$(824,558)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31	March 31
	2020	2019
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
Rate for Lvxxin	0%	0%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and Yuxinqi and Tianci Liangtian, in China.

As of March 31, 2020, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $663,000 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $166,000 and $102,000 related to its operations in the PRC as of March 31, 2020 and 2019, respectively. The PRC valuation allowance has increased by approximately $64,000 and $102,000 for the year ended March 31, 2020 and 2019, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $397,000. The Company's United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $83,000 and $43,000 against the deferred tax assets related to the Company’s United States operations as of March 31, 2020 and 2019, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The US valuation allowance has increased by approximately $40,000 and $30,000 for the year ended March 31, 2020 and 2019, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019
China	January 31, 2016

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the year ended March 31, 2020 and 2019.

Lvxin products sales and services are exempt from enterprise income tax, according to the “PRC Income Tax Law” Article 27 (1), which states that income from agricultural, forestry, animal husbandries and the fisheries Industries shall be exempt from business income taxes.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	March 31	March 31
	2020	2019
Xun Jianjun	$-	$14,901
Advances for shares	8,167	53,300
Others	244	83
	$8,411	$68,284

As of March 31, 2019, the Company had received an advance for 41,000 shares to be issued of $53,300. The shares were subsequently issued on June 21, 2019. As of March 31, 2020, the Company had received $8,167 for the sale of common shares to be issued of which $7,500 was refunded on April 3, 2020.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31	March 31
	2020	2019
Hao Shuping	$44,772	$47,489
Shen Zhenai	37,647	9,952
Lou Zhengui	31,249	34,866
Xun Jianjun	7,766	-
	$121,434	$92,307

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

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020, of which RMB150,000 (approximately US$22,000) payment was made on December 23, 2019. As of March 31, 2020, US$25,727 and US$18,630 was accounted as operating lease right-of-use assets and operating lease liabilities (current), respectively.

In April 2018, Lvxin leased office space of approximately 177 square meters under a one-year lease agreement. Lvxin paid approximately US$4,500 as rent. The office contained our administrative functions, sales, e-commerce operations and marketing functions. After April 2019, Lvxin did not renew this office lease agreement.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. The adoption of the new lease standard resulted in additional net lease assets and net lease liabilities of approximately $2.01 million and $1.74 million, respectively, as of March 31, 2020. For the year ended March 31, 2020, the amortization was $400,085.

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

As of March 31, 2020, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

As of March 31, 2020
Assets
Right-of-use asset(non-current)	$2,007,274
Total	$2,007,274
Liabilities
Lease liability(current)	$316,889
Lease liability(non-current)	1,424,600
Total	$1,741,489

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

Land lease:
Remaining Lease Term	From 1 to 10 years, no renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the year ended March 31, 2020
Amortization of ROU Asset
Land lease	$360,812
Office Lease	39,273
Total lease expense	$400,085

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31:	Operating Leases (Unaudited)
2021	$401,309
2022	293,650
2023	272,098
2024	194,798
2025	206,684
Thereafter	760,523
Total	2,129,062
Less: imputed interest	387,573
Total	$1,741,489

Reconciliation to lease liabilities:
Lease liabilities - current	$316,889
Lease liabilities - long-term	1,424,600
Total Lease Liabilities	$1,741,489

NOTE 10. REVENUE

The Company sells paddy and selenium-enriched paddy products, rice and other agricultural products. All revenue is recognized when it is both earned and realized. The Company’s policy is to recognize the sale when the products, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds, if not prepaid, is reasonably assured, all of which generally occur when the customer receives the products. Accordingly, revenue is recognized at the point in time when delivery is made.

Our revenue results for the years ended March 31, 2020 and 2019 were primarily the result of paddy and milled rice and other production sales:

	The Year Ended March 31,
	2020		2019
	Sales	%	Sales	%
Milled Rice and other production	$256,999	25%	$245,045	22%
Paddy	754,709	75%	878,268	78%
	$1,011,708	100%	$1,123,313	100%

NOTE 11. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of March 31, 2020 or 2019 and through the date of this report.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 12. NON-CONTROLLING INTERESTS

Lvxin is the Company’s majority-owned subsidiary which is consolidated in the Company’s financial statements with a non-controlling interest (NCI) recognized. The Company holds a 51% interest in Lvxin as of March 31, 2020 and 2019 (see Note 12).

As of March 31, 2020 and 2019, the NCI in the consolidated balance sheet was $ 23,977 and $3,759, respectively.

NOTE 13. SUBSEQUENT EVENTS

The sale of shares

During the period from April 1, 2020 to the date of filling this report, the Company received an advance of $137,900 for the sale of 91,000 shares to be issued and refunded $7,500 previously received for the sale of shares on April 3, 2020.

Divestment of Lvxin

On April 30, 2020 (the “Distribution Date”), the Company completed the divestment of its subsidiary Lvxin as its subsidiary, Heilongjiang Tianci Liangtian Agricultural Technology Development Co., Ltd, transfered its 51% equity interest in Lvxin to Lou Zhengui, the representative of the minority shareholders in Lvxin. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731RMB (approx. US$36,380) owed by Lvxin to Yuxingqi, which is a subsidiary of Tianci Liangtian. Tianci Liangtian also waived a debt of 3,672,002RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed debt of 300,000RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company's Board of Directors.

The Company incurred $941,819 of investment loss from the divestment of Lvxin by Tianci Liangtian.

After the Distribution Date, the Company does not beneficially own any shares of common stock of Lvxin and will no longer consolidate Lvxin with its financial results. Beginning in the first quarter of fiscal year 2021, Lvxin’s historical financial results for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as a discontinued operation (the “Lvxin Discontinued Operations”).

The following unaudited Pro Forma Consolidated Statements of Income and cash flow of the Company for the years ended March 31, 2020 are presented as if the divestment had occurred as of April 1, 2019 in that they reflect the reclassification of Lvxin as a Discontinued Operation for all periods presented. The following unaudited Pro Forma Condensed Consolidated Balance Sheets of the Company as of March 31, 2020 is presented as if the divestment occurred on March 31, 2020.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 13. SUBSEQUENT EVENTS (Continued)

The unaudited Pro Forma Consolidated Financial Statements are presented based on information currently available including certain assumptions and estimates. They are intended for informational purposes only, and do not purport to represent what the Company’s financial position and operating results would have been had the divestment and related events occurred on the dates indicated above, or to project the Company’s financial position or results of operations for any future date or period. Furthermore, they do not reflect all actions that may be undertaken by the Company after the divestment and disposition of Lvxin.

The unaudited Pro Forma Consolidated Financial Statements and the accompanying notes should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report for the fiscal year ended March 31, 2020.

In the enclosed unaudited Pro Forma Consolidated Statements of Income, cash flow and Balance Sheets, the amounts reflected in the columns presented are described below:

Historical Organic Agricultural

This column reflects the Company’s historical financial statements for the periods presented and does not reflect any adjustments related to the divestment and related events. The historical Organic Agricultural Consolidated Balance Sheet as of March 31, 2020 and the Consolidated Statement of Income and cash flow for the year ended March 31, 2020 were derived from the Company’s audited Consolidated Financial Statements included in its Annual Report for the year ended March 31, 2020.

Lvxin Discontinued Operations

The unaudited pro forma financial information related to the Lvxin Discontinued Operations has been prepared in accordance with the discontinued operations guidance in Accounting Standards Codification 205, “Financial Statement Presentation” and therefore does not reflect what the Company’s or Lvxin’s results of operations would have been on a stand-alone basis and are not necessarily indicative of the Company’s or Lvxin’s future results of operations. Discontinued Operations do not include any allocation of general corporate overhead expenses of the Company to Lvxin. The information in the Lvxin Discontinued Operations column in the unaudited Pro Forma Consolidated Statements of Income was prepared based on the Company’s annual audited financial statements and only include costs that are directly attributable to the operating results of Lvxin.

The Company believes that the adjustments included within the Lvxin Discontinued Operations column of the unaudited Pro Forma Consolidated Financial Statements are consistent with the guidance for discontinued operations in accordance with U.S. GAAP. The Company’s current estimates on a discontinued operations basis are preliminary and could change as the Company finalizes the accounting for the discontinued operations to be reported in the Annual Report on Form 10-K for the year ending March 31, 2021.

Pro Forma Adjustments

The information in the “Pro Forma Adjustments” columns in the unaudited Pro Forma Consolidated Statements of Income and the unaudited Pro Forma Condensed Consolidated Balance Sheets reflect additional pro forma adjustments which are further described in the accompanying notes. The Pro Forma Adjustments are based on available information and assumptions that the Company’s management believes are reasonable, that reflect the impact of events directly attributable to the divestment that are factually supportable, and for purposes of the Pro Forma Statements of Income, are expected to have a continuing impact on the Company. The Pro Forma Adjustments do not reflect future events that may occur after the divestment.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 13. SUBSEQUENT EVENTS (Continued)

Organic Agricultural Company Limited

Pro Forma Consolidated Statements of Income (Unaudited)

For the Year Ended March 31, 2020

(EXPRESSED IN U.S. DOLLARS)

	Historical Organic Agricultural	Lvxin Discontinued Operations	Pro Forma Adjustments		Pro Forma Organic Agricultural Continuing Operations
Revenue	$1,011,708	$(774,232)	$19,523	(A)	$256,999
Cost of sales	902,269	(717,155)	15,159	(A)	200,273
Gross profit	109,439	(57,077)	4,364		56,726

Operating costs and expenses:
General and administrative expenses	508,382	(499)	-		507,883
Selling and marketing expenses	49,611	-	-		49,611
Total operating costs and expenses	557,993	(499)	-		557,494
Operating (loss)	(448,554)	(56,578)	4,364		(500,768)

Other income (loss)	1,952	(435)	-		1,517
(Loss) before provision for income taxes	(446,602)	(57,013)	4,364		(499,251)
Provision for income taxes	-	-	-		-
Net loss	(446,602)	(57,013)	4,364		(499,251)
Less: Net income attributable to non-controlling interests	27,936	(27,936)	-		-
Net (loss) attributable to common shareholders	$(474,538)	$(29,077)	$4,364		$(499,251)
Basic and diluted (loss) per share	(0.04)	-	-		(0.04)
Weighted average number of shares outstanding- basic and diluted	11,414,862	-	-		11,414,862

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 13. SUBSEQUENT EVENTS (Continued)

Organic Agricultural Company Limited

Pro Forma Consolidated Balance Sheet (Unaudited)

As of March 31, 2020

(EXPRESSED IN U.S. DOLLARS)

	Historical Organic Agricultural	Lvxin Discontinued Operations	Pro Forma Adjustments		Pro Forma Organic Agricultural Continuing Operations
Assets
Cash and cash equivalents	$242,174	$(1,340)	-		$240,834
Accounts receivable	5,212	-	-		5,212
Inventories	613,695	(649,172)	92,087	(B)	56,610
Other receivables	13,105	-	-		13,105
Prepaid expenses	48,789	-	-		48,789
Total current assets	922,975	(650,512)	92,087		364,550

Property, plant and equipment, net	4,498	-	-		4,498
Operating lease right-of-use assets	2,007,274	(1,981,547)	-		25,727
Total assets	$2,934,747	$(2,632,059)	92,087		$394,775

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$69,437	$-	-		$69,437
Customer deposits	88,131	-	-		88,131
Due to related parties	121,434	(591,445)	554,299	(B)	84,288
Operating lease liabilities (current)	316,889	(298,259)	-		18,630
Other payables	8,411	-	-		8,411
Total current liabilities	$604,302	$(889,704)	554,299		$268,897
Operating lease liabilities (non-current)	1,424,600	(1,424,600)	-		-
Total liabilities	$2,028,902	$(2,314,304)	554,299		$268,897

Shareholders’ equity
Common Stock	11,694	-	-		11,694
Additional Paid-in Capital	2,612,954	(544,162)	-		2,068,792
(Deficit)	(1,752,671)	240,321	(462,212	)(A),(B)	(1,974,562)
Other comprehensive income (loss)	9,891	10,063	-		19,954
Total shareholders’ equity of the Company	881,868	(293,778)	(462,212)		125,878
Non-controlling interest	23,977	(23,977)	-		-
Total equity	905,845	(317,755)	(462,212)		125,878
Total liabilities and equity	$2,934,747	$(2,632,059)	$92,087		$394,775

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 13. SUBSEQUENT EVENTS (Continued)

The following table summarizes the pro forma cash flows for the year ended March 31, 2020:

		For the Year Ended March 31, 2020
	Historical Organic Agricultural	Lvxin Discontinued Operations	Pro Forma Adjustments	Pro Forma Continuing Operations
Net cash (used in) operating activities	(524,933)	(151)	-	(525,084)
Net cash (used in) investing activities	(1,318)	-	-	(1,318)
Net cash provided by financing activities	771,247	-	-	771,247
Effect of exchange rate fluctuations on cash and cash equivalents	(15,775)	69	-	(15,706)
Net increase (decrease) in cash and cash equivalents	229,221	(82)	-	229,139
Cash and cash equivalents, beginning of year	12,953	(1,258)	-	11,695
Cash and cash equivalents, end of year	$242,174	$(1,340)	$-	$240,834

The unaudited Pro Forma Consolidated Statements of Income and cash flow for the year ended March 31, 2020 and the unaudited Pro Forma Condensed Consolidated Balance Sheet as of March 31, 2020, include the following pro forma adjustments:

(A)	Reflects adjustments for intercompany transactions between the Company’s historical segments, Passive Safety and Lvxin, which will no longer be eliminated in consolidation subsequent to the divestment.

(B)	Considering the following that occurred subsequent to March 31, 2020:

(1)	Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxingqi, which is a subsidiary of Tianci Liangtian. Tianci Liangtian also waived a debt of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

(2)	In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 Renminbi (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company's Board of Directors.

As a result of the foregoing transactions, the Organic Agricultural pro forma Inventories and Due to Related Parties balances are $56,610 and $84,288, respectively.

The COVID-19

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 outbreak affects our business, financial results and financial condition include: the duration, spread and severity of the outbreak; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the outbreak; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic have led to significant disruptions in our retail, manufacturing and distribution operations and supply chains. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees. Such steps, and further changes we may make in the future to reduce our costs, may negatively impact our ability to attract and retain employees. In addition, the Company follow the government’s epidemic prevention provisions to protect employee from COVID-19.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2020. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2020 for the purposes described in this paragraph.

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

As of March 31, 2020, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended March 31, 2020 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Shen Zhenai	58	President, Chairman of the Board	2018
Xun Jianjun	50	Chief Executive Officer and Director	2018
Cao Yongmei	51	Chief Financial Officer and Director	2018
Hao Shuping	62	Director	2018

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

There are no family relationships among any of our directors or executive officers.

Legal Proceedings Involving Officers and Directors

To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been the subject of, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended March 31, 2020 and 2019. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during 2020.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Comp.	Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xun Jianjun	2020	17,226	-	-	-	-	-	-	17,226
CEO	2019	17,882	-	-	-	-	-	-	17,882
	2018	0	-	-	-	-	-	-	0

Amounts of compensation for 2020 and 2019, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of March 31, 2020 and 2019, respectively.

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

Compensation of Directors

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. To date, we have paid no compensation to any person for services as a member of the Company’s Board of Directors.

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

The percentage ownership information shown in the table below is calculated based on 11,724,836 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
		of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Shen Zhenai	100,000	0.85%
	President, Chairman of the board.	Direct
Common Stock	Xun Jianjun	900,000	7.68%
	CEO, Director	Direct
Common Stock	Cao Yongmei	100,000	0.85%
	CFO, Director	Direct
Common Stock	Hao Shuping	4,880,000	41,62%
	Director	Direct
	All Officers and Directors as a Group (4 persons)	5,980,000	51.00%
Common Stock	Xu Wei	600,000	5.12%
		Direct

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Amount due to related parties consisted of the following as of the periods indicated:

	March 31	March 31
	2020	2019

Hao Shuping	$44,772	$47,489
Shen Zhenai	37,647	9,952
Lou Zhengui	31,249	34,866
Xun Jianjun	7,766	-
	$121,434	$92,307

Hao Shuping is the main shareholder of the Company, and Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

As of March 31, 2020 and 2019, the Company has a balance due to Lou Zhengui of $31,249 and 34,866, respectively, which was recorded as Due to Related Parties. It represents advances for expenses paid to suppliers by the Lou Zhengui. The balance is non-interest bearing and due on demand.

Except as set forth above, there have been no transactions since the beginning of the 2020 fiscal year, or any currently proposed transaction, in which Organic Agricultural Company Limited or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of the Company at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Company's Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14.	Principal Accounting Fees and Services.

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accounting firm on November 2, 2018.

The following table shows the fees that were billed for the audit and other services provided by Wei, Wei & Co., LLP for the fiscal years ended March 31, 2020 and 2019.

	Year Ended March 31,
	2020	2019
Audit fees	$77,000	$57,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Registrant(1)
3.2	Bylaws of Registrant(1)
10.1	Equity Transfer Agreement of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative dated April 24, 2020. - filed as an exhibit to the Current Report on Form 8-K filed on May 11, 2020 and incorporated herein by reference.
10.2	Office leasing agreement- Tianci Liangtian Office(1)
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226810), filed on August 13, 2018, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	August 14, 2020
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	August 14, 2020
Yongmei Cao	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on August 14, 2020 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jianjun Xun	Chief Executive Officer
Jianjun Xun	(Principal Executive Officer); Director

/s/ Yongmei Cao	Chief Financial Officer
Yongmei Cao	(Principal Financial and Accounting Officer); Director

/s/ Shen Zhenai	Director
Shen Zhenai

/s/ Hao Shuping	Director
Hao Shuping