Form 10-Q
period 2020-06-30
Organic Agricultural Co Ltd
filed 2020-08-20
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND MARCH 31, 2020

(EXPRESSED IN US DOLLARS)

	June 30,	March 31,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$282,496	$240,834
Accounts receivable	2,082	5,212
Due from related parties	3,442	-
Prepaid expenses	63,124	48,789
Inventories	26,336	56,610
Other receivables	7,074	13,105
Current assets, discontinued operations (Note 3)	-	558,425
Total current assets	384,554	922,975

Property plant and equipment, net	3,804	4,498
Operating lease right-of-use assets	16,124	25,727
Non-current assets, discontinued operations (Note 3)	-	1,981,547
Total assets	$404,482	$2,934,747

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$52,762	$69,437
Customer deposits	108,378	88,131
Due to related parties	44,427	84,288
Operating lease liabilities (current)	18,682	18,630
Other payables	896	8,411
Current liabilities, discontinued operations (Note 3)	-	335,405
Total current liabilities	225,145	604,302

Non-current liabilities, discontinued operations (Note 3)	-	1,424,600
Total liabilities	225,145	2,028,902

Shareholders’ equity
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,724,836 and 11,693,836 shares issued and outstanding at June 30, 2020 and March 31, 2020, respectively	11,725	11,694
Additional paid-in capital	2,115,261	2,612,954
(Deficit)	(1,963,753)	(1,752,671)
Other comprehensive income	16,104	9,891
Total shareholders’ equity of the Company	179,337	881,868
Non-controlling interest	-	23,977
Total shareholders’ equity	179,337	905,845
Total liabilities and shareholders’ equity	$404,482	$2,934,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)

Revenue	$68,528	$27,377
Cost of sales	39,349	15,050
Gross profit	29,179	12,327

Selling, general and administrative expenses	61,854	123,564
Operating (loss)	(32,675)	(111,237)
Other income (loss)	382	-
(Loss) before provision for income taxes	(32,293)	(111,237)
Provision for income taxes	-	-
Net (loss) from continuing operations	(32,293)	(111,237)
(Loss) on the sale of discontinued operations, net of income taxes	(941,819)	-
Income (loss) from discontinued operations, net of income taxes (Note 3)	743	(7,392)
Total (loss) from discontinued operations	(941,076)	(7,392)
Net (loss)	(973,369)	(118,629)
Less: net income from discontinued operations attributable to non-controlling interests	364	(3,622)
Net (loss) attributable to common shareholders	$(973,733)	$(115,007)

Amounts attributable to controlling interest:
Net (loss) from continuing operations	(32,293)	(111,237)
Net income (loss) from discontinued operations	(941,440)	(3,770)

Earnings per share continuing operations – basic and diluted	0.00	(0.01)
Earnings per share discontinued operations – basic and diluted	(0.08)	0.00
Basic and diluted (loss) per share	$(0.08)	$(0.01)
Weighted average number of shares outstanding- basic and diluted	11,718,682	11,173,274

Other comprehensive (loss):
Net (loss)	$(973,369)	$(118,629)
Foreign currency translation adjustment	(2,958)	(598)
Comprehensive (loss)	(976,327)	(119,227)
Less: comprehensive income (loss) attributable to non-controlling interests	801	(6,646)
Comprehensive (loss) attributable to the common shareholders	$(977,128)	$(112,581)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive	Total Shareholders’	Non- controlling	Total Shareholders Equity and
	Quantity	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	NCI
Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, unaudited	11,223,736	$11,224	$1,906,474	$(1,393,140)	$953	$525,511	$(2,887)	$522,624

Balance at March 31, 2020	11,693,836	$11,694	$2,612,954	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss)	-	-	-	(973,733)	-	(973,733)	364	(973,369)
Sale of common shares	31,000	31	46,469	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Divestment of Lvxin	-	-	(544,162)	762,651	9,608	228,097	(24,778)	203,319
Balance at June 30, 2020, unaudited	11,724,836	$11,725	$2,115,261	$(1,963,753)	$16,104	$179,337	$-	$179,337

The accompanying notes are an integral part of these unaudited consolidated financial statements

 ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(32,293)	$(111,237)
Net income from discontinued operations	(941,076)	(7,392)
Depreciation and amortization	705	1,012
Changes in operating assets and liabilities for sale of discontinued operations	941,819	-
Changes in operating assets and liabilities	29,363	66,323
Net cash (used in) operating activities	(1,482)	(51,294)

Cash Flows from Investing Activities
Divestment of Lvxin	(1,343)	-
Net cash (used in) investing activities	(1,343)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	38,900	20,012
Proceeds from related parties loans	-	32,206
Net cash provided by financing activities	38,900	52,218

Effect of exchange rate fluctuations on cash and cash equivalents	4,247	(10,351)
Net increase (decrease) in cash and cash equivalents	40,322	(9,427)

Cash and cash equivalents, beginning of year-continuing operations	240,834	11,695
Cash and cash equivalents, beginning of year-discontinued operations	1,340	1,258
Cash and cash equivalents, beginning of year	242,174	12,953
Cash and cash equivalents, end of year-continuing operations	282,496	1,887
Cash and cash equivalents, end of year-discontinued operations	-	1,639
Cash and cash equivalents, end of year	$282,496	$3,526

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$(941,819)	$-
Divestment of Lvxin	$203,319	$-
Operating ROU assets obtained in exchange for lease liabilities	$18,682	$2,208,473

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

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells paddy and selenium-enriched paddy products, rice and other agricultural products. At June 30, 2020, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owned all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

Reorganization

On May 16, 2018, the Company completed a corporate reorganization to combine several controlled entities (now referred to as the “subsidiaries”) into Organic Agricultural. The specific transactions related to this reorganization are as follows:

On March 31, 2017, Hao Shuping and the shareholders of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”) signed an Equity Transfer Agreement, whereby shareholders of Lvxin transferred 51% of the controlling interest in Lvxin to Hao Shuping. Hao Shuping agreed to pay the Lvxin shareholders RMB 2,029,586 (US$305,472) in cash and cause the company that would become Organic Agricultural to issue to them 152,736 shares (valued at US$152,736). Hao Shuping and the shareholders of Lvxin also signed an irrevocable supplemental agreement that gave Hao Shuping voting and managerial control over Lvxin. By June 22, 2018, Tianci Liangtian paid all of the consideration to Lvxin’s former shareholders.

On January 1, 2018, pursuant to the Equity Transfer Agreement between Hao Shuping and Tianci Liangtian, Hao Shuping transferred his 51% controlling interest in Lvxin to Tianci Liangtian. As control of both entities resided with Hao Shuping, we accounted for the combination of Lvxin with Tianci Liangtian as a transaction between entities under common control.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

On April 24, 2020 Tianci Liangtian entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxingqi. Tianci Liangtian also waived a debt of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Registrant’s Board of Directors.

The business of Lvxin is growing paddy rice. The divestment of Lvxin by Tianci will enable Tianci to focus on its other business: processing and marketing food stuffs.

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the divestment are unaudited, but have been derived from the Company’s historical audited annual reports. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to Lvxin have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the spin-off of Lvxin.

Forward-Looking Statements

Statements in this report that are not of historical fact are forward-looking statements that involve risks and uncertainties that could affect the actual results of the Company. A description of the important factors that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report may be found in this report and the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”). For further information, refer to the consolidated financial statements, footnotes and definitions thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on August 14, 2020.

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

The Company’s operations have been financed primarily by proceeds from sales of shares. The Company received $46,400 during the three months ended June 30, 2020, and an additional $91,500 from June 1, 2020 to the date of filling this report, from the sale of shares. These funds provided sufficient working capital for the Company.

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

The Company’s subsidiaries as of June 30, 2020 are listed as follows:

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

Cash and cash equivalents

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash and cash equivalents. The Company’s cash and cash equivalents consist of cash on hand and cash in bank, as of June 30, 2020 and March 31, 2020.

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

There were no transfers between level 1, level 2 or level 3 measurements during the three months ended June 30, 2020 and 2019.

Financial assets and liabilities of the Company primarily consists of cash, account receivables, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at June 30, 2020 and March 31, 2020, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

		For the three months ended June 30,		March 31,
		2020	2019	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	7.0697/7.7504	6.8656/7.8119	7.0896/7.7529
Revenue and expenses	period average	7.0864/7.7514	6.8210/7.8396	N/A

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

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the three months ended June, 2020 and 2019, and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit risk

The Company maintains cash balances in three banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$71,000). As of June 30, 2020, the Company had RMB1,281,670 (approximately USD$181,000) in excess of the insurance amounts.

During the three months ended June 30, 2020, major customers Shouhang Commerce & Trade and Jiufu Zhenyuan generated 49% and 49% of revenue, respectively. During the three months ended June 30, 2019, major customer Shouhang Commerce & Trade generated 97% of revenue, respectively.

Recently adopted accounting standards

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on April 30, 2020, the Company completed the divestment of Lvxin and the requirements for the presentation of Lvxin as a discontinued operation were met on that date. Accordingly, Lvxin’s historical financial results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes in the unaudited Condensed Consolidated Statements of Operations. The following table presents the financial results of Lvxin.

	Three months ended
	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
Net sales	$37,317	$114,964
Cost of sales	36,574	122,401
Gross profit	743	(7,437)
Selling, general and administrative expenses	-	395
Operating income (loss)	743	(7,832)
Other income	-	440
Income (loss) before income taxes	743	(7,392)
Income tax (expense) benefit	-	-
Income (loss) from discontinued operations, net of income taxes	743	(7,392)
Less: Net income (loss) attributable to non-controlling interest	364	(3,622)
Net income (loss) from discontinued operations attributable to controlling interest	$379	$(3,770)

The following table summarizes the carrying value of major classes of assets and liabilities of Lvxin, reclassified as assets and liabilities of discontinued operations at March 31, 2020.

March 31, 2020
ASSETS
Cash and cash equivalents	$1,340
Inventories, net	557,085
Total current assets, discontinued operations	558,425
Operating lease right-of-use assets	1,981,547
Total non-current assets, discontinued operations	$2,539,972

LIABILITIES
Due to related parties	$37,146
Operating lease liabilities (current)	298,259
Total current liabilities, discontinued operations	335,405
Operating lease liabilities (non-current)	1,424,600
Total non-current liabilities, discontinued operations	$1,760,005

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayment of processing charges, and prepayment for products to be purchased. As of June 30, 2020 and March 31, 2020, prepayments and deferred expenses were $63,124 and $48,789, respectively.

NOTE 5. INVENTORIES

Inventories are comprised of raw materials, and finished goods (including processed rice and other agricultural products).

Raw materials include all costs of materials purchased to be used in production of the Company’s products.

Manufactured goods, rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	June 30	March 31
	2020	2020
	(Unaudited)
Rice and other products	13,480	41,153
Packing and other materials	12,856	15,457
Total inventories at cost	26,336	56,610

NOTE 6. INCOME TAXES

A reconciliation of loss before income taxes for domestic and foreign locations for the three months ended June 30, 2020 and 2019 is as follows:

	For the three months ended June 30
	2020	2019
	(Unaudited)	(Unaudited)
United States	$(16,580)	$(25,066)
Foreign	(957,532)	(86,171)
(Loss) before income taxes	$(974,112)	$(111,237)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30,	June 30,
	2020	2019
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and Yuxinqi and Tianci Liangtian, in China.

As of June 30, 2020, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of $687,143 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% allowance on all deferred tax assets of approximately $171,786 and $165,787 related to its operations in the PRC as of June 30, 2020 and March 31, 2020, respectively. The PRC valuation allowance has increased by approximately $6,000 and $18,000 for the three months ended June 30, 2020 and 2019, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $414,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $87,000 and $83,000 against the deferred tax assets related to the Company’s United States operations as of June 30, 2020 and March 31, 2020, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The US valuation allowance has increased by approximately $4,000 and $5,000 for the three months ended June 30, 2020 and 2019, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years under examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019

China	March 31, 2018

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three months ended June 30, 2020 and 2019.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	June 30	March 31
	2020	2020
	(Unaudited)
Advances for shares to be issued	$667	8,167
Others	229	244
	$896	$8,411

As of March 31, 2020, the Company had received $8,167 for the sale of common shares to be issued of which $7,500 was refunded on April 3, 2020. As of June 30, 2020, The Company had received $667 for the sale of common shares to be issued.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	June 30,	March 31
	2020	2020
	(Unaudited)
Hao Shuping	$-	$38,874
Shen Zhenai	36,639	37,647
Xun Jianjun	7,788	7,767
	$44,427	$84,288

Hao Shuping is the main shareholder of the Company, Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company, and Xun Jianjun is the CEO and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Amounts due from related parties consisted of the following as of the periods indicated:

	June 30,	March 31
	2020	2020
	(Unaudited)
Hao Shuping	$3,442	$-
	$3,442	$-

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

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, Yuxingqi renewed the lease agreement. Under the terms, Yuxingqi committed to make annual lease payments of RMB290,000 (approximately US$42,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. RMB150,000 (approximately US$22,000) payment was paid on December 23, 2019. As of June 30, 2020, US$16,124 and US$18,682 was accounted as operating lease right-of-use assets and operating lease liabilities (current), respectively

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) assets and lease liabilities. For the three months ended June 30, 2020 and 2020, the amortization was $9,652 and $10,027, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Operating leases are reflected on our balance sheet within ROU assets and the related current operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms.

As of June 30, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

As of June 30, 2020
(Unaudited)
Assets
Right-of-use asset(non-current)	$16,124
Total	$16,124
Liabilities
Lease liability(current)	$18,682
Total	$18,682

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the three months ended June 30, 2020
(Unaudited)
Amortization of ROU Asset
Office Lease	$9,652
Interest expense	-
Total lease expense	$9,652

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31	Operating Leases (Unaudited)
2021	$18,638
Thereafter	-
Total	18,638
Less: imputed interest	-
Total	$18,638

Reconciliation to lease liabilities:
Lease liabilities - current	18,638
Lease Liabilities	$18,638

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of June 30, 2020 or March 31, 2020 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

During the period from July 1, 2020 to the date of filling this report, the Company received an advance of $91,500 for the sale of 60,000 shares to be issued.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended June 30, 2020, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the results of operations during the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,		Change
	2020	2019	$	%
	(Unaudited)	(Unaudited)

Revenue	$68,528	$27,377	41,151	150%
Cost of Sales	39,349	15,050	24,299	161%
Gross Profit	29,179	12,327	16,852	137%

Selling, general and administrative expenses	61,854	123,564	(61,710)	(50%)
(Loss) from operations before other income and income taxes	(32,675)	(111,237)	78,562	(71%)
Other income	382	-	382	N/A
(Loss) from operations before income taxes	(32,293)	(111,237)	78,944	(71%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(32,293)	(111,237)	78,944	(71%)
(Loss) on the sale of discontinued operations, net of income taxes	(941,819)	-	(941,819)	N/A
Net income (loss) from discontinued operations, net of income taxes	743	(7,392)	8,135	(110%)
Total net (loss) from discontinued operations	(941,076)	(7,392)	(933,684)	12631%
Net (loss)	(973,369)	(118,629)	(854,740)	721%
Less: net income (loss) attributable to non-controlling interests	364	(3,622)	3,986	(110%)
Net (loss) attributable to common shareholders’	$(973,733)	$(115,007)	(858,726)	747%

Yuxinqi is a marketing enterprise with a focus on milled rice and other production. Incorporated on February 5, 2018, with a short operating history. Yuxingqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three months ended June 30, 2020 were substantially higher than during the three montns ended June 30, 2019. However, sales in the recent quarter substantially lagged sales in the latter months of calendar year 2019, during which Yuxinqi’s operations were expanding. The expansion was stifled in recent months by the Covid-19 pandemic and the restrictions on business activity imposed by the government in an effort to contain the effects of the pandemic in Heilongjiang Province.

The cost of sales of $39,349 and $15,050 for the three months ended June 30, 2020 and 2019, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $29,179 and $12,327 with a gross margin of 42.6%% and 45.0%, respectively.

To focus on the value-added processed products, the Company completed the spin-off of Lvxin on April 30, 2020. During the three months ended June 30, 2020, the Company incurred $941,819 of investment loss due to the divestment of Lvxin by Tianci Liangtian.

During the three months ended June 30, 2020 and 2019, the Company incurred $61,854 and $123,564, respectively, in operating expenses, the greater portion of which was attributable to administration - i.e. salaries and office expenses. Salaries and benefits expense was $24,280 and $45,895, and office expenses was $4,243 and $49,128, respectively, the three months ended June 30, 2020 and 2019. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees and regulating expenditures.

The Company’s continuing operations produced a net loss of $32,293 and $111,237, respectively, for the three months ended June 30, 2020 and 2019.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $46,400 for the sales of 31,000 shares during the three months ended June 30, 2020. As a result, at June 30, 2020 we had no debt other than $44,427 due to related parties, and our working capital totaled $159,409. Working capital decreased by $159,264 during the three months ended June 30 2020, primarily due to our net loss for that period and the Company’s divestment of Lvxin.

The largest component of working capital at June 30, 2020 was cash of $282,496, which reflected the impact of $108,378 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2020 and 2019.

	For the three months ended June 30,		Change
	2020	2019	$
	(Unaudited)	(Unaudited)

Net cash (used in) operating activities	$(1,482)	$(51,294)	$49,812
Net cash (used in) investing activities	(1,343)	-	(1,343)
Net cash provided by financing activities	38,900	52,218	(13,318)
Effect of exchange rate fluctuation on cash and cash equivalents	4,247	(10,351)	14,598
Net increase(decrease) in cash and cash equivalents	40,322	(9,427)	49,749
Cash and cash equivalents, beginning of quarter	242,174	12,953	229,221
Cash and cash equivalents, end of quarter	$282,496	$3,526	$278,970

During the three months ended June 30, 2020, our operations used net cash of $1,482. Net cash was used despite a modest profit, primarily due to the $63,124 increase in the Company’s balance for prepaid expenses. The Company recorded $51,294 of cash use in operating activities during the three months ended June 30, 2019.

The Company recorded $1,343 of cash used on the sale of discontinued operations.

Our financing activities during the three months ended June 30, 2020 generated $38,900 from sales of common stock. During the three months ended June 30, 2019, our financing activities generated $52,218, including 20,012 from sales of common stock and a $32,206 loan from related parties.

Trends, Events and Uncertainties

The Company intends to expand its product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

Our marketing personnel will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

In this manner, the Company hopes to make a sufficient operating cash inflow to support the future operation and development of the Company. There is no guarantee that the Company’s new strategy will be successful.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2020. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2020 for the purposes described in this paragraph.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds.

From April 1, 2020 to June 30, 2020, the Company sold 31,000 restricted shares of common stock for US$1.50 or US per share. The sales were exempt from registration pursuant to Rule 902(1)(i) of Regulation S, as the purchasers were all non-U.S. persons and Rule 903 was complied with.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	August 20, 2020
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	August 20, 2020
Yongmei Cao	(Principal Financial and Accounting Officer)