Form 10-Q
period 2020-09-30
Organic Agricultural Co Ltd
filed 2020-11-16
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and March 31, 2020	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2020 and 2019 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2020 and 2019 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-17

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash	$267,301	$240,834
Accounts receivable	16,887	5,212
Due from related parties	3,442	-
Prepaid expenses	158,485	48,789
Inventories	20,533	56,610
Other receivables	8,151	13,105
Current assets, discontinued operations (Note 3)	-	558,425
Total current assets	474,799	922,975

Property plant and equipment, net	3,218	4,498
Operating lease right-of-use assets	6,702	25,727
Non-current assets, discontinued operations (Note 3)	-	1,981,547
Total assets	$484,719	$2,934,747

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$43,973	$69,437
Customer deposits	154,406	88,131
Due to related parties	46,538	84,288
Operating lease liabilities (current)	19,413	18,630
Other payables	114,794	8,411
Current liabilities, discontinued operations (Note 3)	-	335,405
Total current liabilities	379,124	604,302

Non-current liabilities, discontinued operations (Note 3)	-	1,424,600
Total liabilities	379,124	2,028,902

Shareholders’ equity
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and March 31, 2020	-	-
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,724,836 and 11,693,836 shares issued and outstanding at September 30, 2020 and March 31, 2020, respectively	11,725	11,694
Additional paid-in capital	2,115,261	2,612,954
(Deficit)	(1,978,904)	(1,752,671)
Other comprehensive income (loss)	(42,487)	9,891
Total shareholders’ equity of the Company	105,595	881,868
Non-controlling interest	-	23,977
Total shareholders’ equity	105,595	905,845
Total liabilities and shareholders’ equity	$484,719	$2,934,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$30,988	$27,991	$99,516	$55,368
Cost of sales	28,441	21,459	67,790	36,509
Gross profit	2,547	6,532	31,726	18,859

Selling, general and administrative expenses	18,730	164,038	80,584	287,602
Operating (loss)	(16,183)	(157,506)	(48,858)	(268,743)
Other income	1,032	-	1,414	-
(Loss) before provision for income taxes	(15,151)	(157,506)	(47,444)	(268,743)
Provision for income taxes	-	-	-	-
Net (loss) from continuing operations	(15,151)	(157,506)	(47,444)	(268,743)
(Loss) on the sale of discontinued operations, net of income taxes	-	-	(941,819)	-
Income (loss) from discontinued operations, net of income taxes (Note 3)	-	106	743	(7,286)
Total income (loss) from discontinued operations	-	106	(941,076)	(7,286)
Net (loss)	(15,151)	(157,400)	(988,520)	(276,029)
Less: net income (loss) from discontinued operations attributable to non-controlling interests	-	52	364	(3,570)
Net (loss) attributable to common shareholders	$(15,151)	$(157,452)	$(988,884)	$(272,459)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(15,151)	$(157,506)	$(47,444)	$(268,743)
Net income (loss) from discontinued operations	-	54	(941,440)	(3,716)
Net (loss) attributable to common shareholders	$(15,151)	$(157,452)	$(988,884)	$(272,459)

(Loss) per share continuing operations – basic and diluted	$-	$(0.01)	$-	$(0.02)
(Loss) per share discontinued operations – basic and diluted	-	-	(0.08)	-
Basic and diluted (loss) per share	$-	$(0.01)	$(0.08)	$(0.02)
Weighted average number of shares outstanding- basic and diluted	11,724,836	11,223,736	11,721,776	11,198,643

Other comprehensive (loss):
Net (loss)	$(15,151)	$(157,400)	$(988,520)	$(276,029)
Foreign currency translation adjustment	(58,591)	2,489	(61,549)	1,891
Comprehensive (loss)	(73,742)	(154,911)	(1,050,069)	(274,138)
Less: comprehensive income (loss) attributable to non-controlling interests	-	(4,923)	801	(11,569)
Comprehensive (loss) attributable to the common shareholders	$(73,742)	$(149,988)	$(1,050,870)	$(262,569)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive	Total Shareholders’	Non- controlling	Total Shareholders Equity and
	Quantity	Amount	Capital	(Deficit)	Income (Loss)	Equity	Interest	NCI
Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, (unaudited)	11,223,736	11,224	1,906,474	(1,393,140)	953	525,511	(2,887)	522,624

Net (loss) income	-	-	-	(157,452)	-	(157,452)	52	(157,400)
Foreign currency translation adjustment	-	-	-	-	7,464	7,464	(4,975)	2,489
Balance at September 30, 2019, (unaudited)	11,223,736	$11,224	$1,906,474	$(1,550,592)	$8,417	$375,523	$(7,810)	$367,713

Balance at March 31, 2020	11,693,836	$11,694	$2,612,954	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss) income	-	-	-	(973,733)	-	(973,733)	364	(973,369)
Sale of common shares	31,000	31	46,469	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Divestment of Lvxin	-	-	(544,162)	762,651	9,608	228,097	(24,778)	203,319
Balance at June 30, 2020, (unaudited)	11,724,836	11,725	2,115,261	(1,963,753)	16,104	179,337	-	179,337

Net (loss)	-	-	-	(15,151)	-	(15,151)	-	(15,151)
Foreign currency translation adjustment	-	-	-	-	(58,591)	(58,591)	-	(58,591)
Balance at September 30, 2020, (unaudited)	11,724,836	$11,725	$2,115,261	$(1,978,904)	$(42,487)	$105,595	$-	$105,595

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) from discontinued operations	$(941,076)	$(7,286)
Net (loss) from continuing operations	(47,444)	(268,743)
Depreciation and amortization	1,428	1,996
Changes in operating assets and liabilities for sale of discontinued operations	953,062	-
Changes in operating assets and liabilities, discontinued operations	(744)	7,259
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(11,129)	-
Prepayments and deferred expenses	(104,577)	2,030
Inventories	37,363	27,484
Right-of-use asset	19,534	(6,589)
Other receivables	5,349	(19,623)
Accounts payable and accrued expenses	(26,671)	23,543
Customer deposits	60,784	(52,073)
Due to (from) related parties	(82,076)	54,005
Lease liability	-	5,453
Other payables	(16)	8,002
Net cash (used in) operating activities	(136,213)	(224,542)

Cash Flows from Investing Activities
Cash disbursed on divestment of Lvxin	(1,343)	-
Net cash (used in) investing activities	(1,343)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	46,400	242,780
Proceeds from advances for purchase of shares	106,500	-
Proceeds from related parties loans	-	32,294
Net cash provided by financing activities	152,900	275,074

Effect of exchange rate fluctuations on cash	9,783	(28,467)
Net increase in cash	25,127	22,065

Cash, beginning of year-continuing operations	240,834	11,695
Cash, beginning of year-discontinued operations	1,340	1,258
Cash, beginning of year	242,174	12,953
Cash, end of year-continuing operations	267,301	33,861
Cash, end of year-discontinued operations	-	1,157
Cash, end of year	$267,301	$35,018

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$(941,819)	$-
Divestment of Lvxin	$203,319	$-
Operating ROU assets obtained in exchange for lease liabilities	$19,413	$37,736

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

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At September 30, 2020, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

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

As a result of the Share Exchange, Hao Shuping acquired 48.8% of the Company’s outstanding shares. Prior to the Share Exchange, Hao Shuping controlled Lvxin and Tianci Liangtian. Therefore, the Share Exchange was accounted for as a business combination of entities under common control in accordance with ASC 805-50-30-5. Accordingly, the assets and liabilities of the Company and its subsidiaries are presented at their carrying values at the date of the transaction; the Company’s historical shareholders’ equity was retroactively restated to the first period presented, as the acquisition of Organic Agricultural Samoa, Organic Agricultural HK, Tianci Liangtian and Lvxin was treated as a combination of entities under common control.

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

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the divestment are unaudited, but the March 31, 2020 balance sheet information has been derived from the Company’s historical audited annual reports. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total Company earnings per share amounts due to rounding. The cash flows and comprehensive income related to Lvxin have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year’s presentation as a result of the spin-off of Lvxin.

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

The Company’s operations have been financed primarily by proceeds from sales of shares. The Company received $46,400 during the six months ended September 30, 2020. The Company received $106,500, (included in other payables) during the six months ended September 30, 2020, for the future sale of 70,000 shares. These funds were used for working capital.

Management intends to expand product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

The marketing personnel of the Company will endeavor to expand awareness of our brand, open new marketing channels, and educate the nation about the health benefits of selenium-enriched rice.

In this manner, Management hopes to generate sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from sales of shares and shareholders’ support based on need.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with Organic Agricultural Company’s audited financial statements and accompanying notes thereto as of and for the year ended March 31, 2020 included in Company’s current report on Form 10-K as filed with the SEC on August 14, 2020.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries.

The Company’s subsidiaries as of September 30, 2020 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of September 30, 2020 and March 31, 2020.

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

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that are to be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Financial assets and liabilities of the Company primarily consists of cash, account receivables, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at September 30, 2020 and March 31, 2020, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

		For the three months ended September 30,		March 31,
		2020	2019	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8033/7.7501	7.1383/7.8399	7.0896/7.7529
Revenue and expenses	period average	6.9201/7.7506	7.0163/7.8294	N/A

		For the six months ended September 30,		March 31,
		2020	2019	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8033/7.7501	7.1383/7.8399	7.0896/7.7529
Revenue and expenses	period average	7.0028/7.7510	6.9198/7.8347	N/A

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

China

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

Hong Kong

Organic Agricultural Company Limited (Hong Kong) was incorporated in Hong Kong and is subject to Hong Kong profits tax. Organic Agricultural Company Limited (Hong Kong) is subject to Hong Kong taxation on its activities conducted in Hong Kong and income arising in or derived from Hong Kong. The applicable statutory tax rate is 16.5%.

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

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the three and six months ended September 30, 2020 and 2019, and no compensation expense is required to be recognized under provisions of ASC 718 with respect to employees.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit risk

The Company maintains cash balances in three banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$73,000). As of September 30, 2020, the Company had approximately RMB1,259,000 (approximately USD$185,000) in excess of the insurance amounts.

During the three months ended September 30, 2020, major customers Huiye, Qian Li, Hao Shuping and Beiqinhai generated 32%, 22%, 21% and 17% of revenue, respectively. During the three months ended September 30, 2019, Shouhang Commerce & Trade generated 85% of revenue.

During the six months ended September 30, 2020, major customers Shouhang Commerce & Trade, Jiufu Zhenyuan and Huiye generated 31% 31% and 15% of revenue, respectively. During the six months ended September 30, 2019, major customer Shouhang Commerce & Trade and Jiufu Zhenyuan generated 53% and 35% of revenue, respectively.

Recently adopted accounting standards

Leases

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an additional, optional transition method related to implementing the new lease standard. ASU 2018-11 provides that companies can initially apply the new lease standard at adoption and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the guidance as of April 1, 2019, there was no cumulative-effect adjustment to the Company’s opening balance of retained earnings in the period of adoption. See Note 9 - Leases for further details.

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

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes in the unaudited Condensed Consolidated Statements of Operations. The following table presents the financial results of Lvxin for the reporting periods prior to April 30, 2020.

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$(1,641)	$37,317	$113,323
Cost of sales	-	(1,747)	36,574	120,654
Gross profit	-	106	743	(7,331)
Selling, general and administrative expenses	-	(5)	-	390
Operating income (loss)	-	111	743	(7,721)
Other income (loss)	-	(5)	-	435
Income (loss) before income taxes	-	106	743	(7,286)
Income tax (expense) benefit	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	-	106	743	(7,286)
Less: Net income (loss) attributable to non-controlling interest	-	52	364	(3,570)
Net income (loss) from discontinued operations attributable to controlling interest	$-	$54	$379	$(3,716)

The following table summarizes the carrying value of major classes of assets and liabilities of Lvxin, reclassified as assets and liabilities of discontinued operations at March 31, 2020.

March 31, 2020
ASSETS
Cash	$1,340
Inventories, net	557,085
Total current assets, discontinued operations	558,425
Operating lease right-of-use assets	1,981,547
Total assets, discontinued operations	$2,539,972

LIABILITIES
Due to related parties	$37,146
Operating lease liabilities (current)	298,259
Total current liabilities, discontinued operations	335,405
Operating lease liabilities (non-current)	1,424,600
Total liabilities, discontinued operations	$1,760,005

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of September 30, 2020 and March 31, 2020, prepayments and deferred expenses were $158,485 and $48,789, respectively.

	September 30,	March 31,
	2020	2020
	(Unaudited)
Prepayments for expenses	$43,357	$32,882
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,508	5,643
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	5,553	10,264
Youyi County Hengsheng Rice Industry Ltd.	104,067	-
Total	$158,485	$48,789

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

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Rice and other products	$10,072	$41,153
Packing and other materials	10,461	15,457
Total inventories at cost	$20,533	$56,610

NOTE 6. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three and six months ended September 30, 2020 and 2019 is as follows:

	For the three months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
United States	$(50,788)	$(48,789)
Foreign	35,637	(108,717)
(Loss) before income taxes	$(15,151)	$(157,506)

	For the six months ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
United States	$(67,368)	$(73,855)
Foreign	19,924	(194,888)
(Loss) before income taxes	$(47,444)	$(268,743)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30,	September 30,
	2020	2019
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to realize such deferred taxes. The deferred tax would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of September 30, 2020, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $670,000 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on all deferred tax assets of approximately $167,000 and $166,000 related to its operations in the PRC as of September 30, 2020 and March 31, 2020, respectively. The PRC valuation allowance has increased by approximately $1,000 and $38,000 for the six months ended September 30, 2020 and 2019, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $464,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administration expenses. Accordingly, management provided a 100% valuation allowance of approximately $98,000 and $83,000 against the deferred tax assets related to the Company’s United States operations as of September 30, 2020 and March 31, 2020, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be utilized. The US valuation allowance has increased by approximately $15,000 and $16,000 for the six months ended September 30, 2020 and 2019, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the firm has significant business operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax year that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019

China	December 31, 2017

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three and six months ended September 30, 2020 and 2019.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Advances for purchase of shares	$114,667	$8,167
Others	127	244
	$114,794	$8,411

As of March 31, 2020, the Company had received $8,167 as an advance for the purchase of common shares of which $7,500 was refunded on April 3, 2020. As of September 30, 2020, The Company had received $114,667 as an advance for the purchase of common shares which were not issued yet.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Hao Shuping	$-	$38,874
Shen Zhenai	38,445	37,647
Xun Jianjun	8,093	7,767
	$46,538	$84,288

Hao Shuping is the largest shareholder of the Company, Shen Zhenai is the President, Chairman of the Board, director and shareholder of the Company, and Xun Jianjun is the CEO and shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Amounts due from related parties consisted of the following as of the periods indicated:

	September 30,	March 31,
	2020	2020
	(Unaudited)
Hao Shuping	$3,442	$-

It is non-interest bearing and due on demand.

During the three months ended September 30, 2020, Hao Shuping purchased agricultural products from the Company which generated $6,853 of revenue.

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

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the renewed terms, annual lease payments were RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$42,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. RMB150,000 (approximately US$22,000) payment was made on December 23, 2019. As of September 30, 2020, US$6,702 and US$19,413 was accounted as an operating lease right-of-use asset and operating lease liabilities (current), respectively

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the six months ended September 30, 2020 and 2019, the amortization was $19,534 and $19,768, respectively.

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

As of September 30, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

As of September 30, 2020
(Unaudited)
Assets
Right-of-use asset (non-current)	$6,702
Total	$6,702
Liabilities
Lease liability (current)	$19,413
Total	$19,413

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the six months ended September 30, 2020
(Unaudited)
Amortization of ROU Asset
Office Lease	$19,534
Interest expense	-
Total lease expense	$19,534

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31	Operating Leases

2021	$19,413
Thereafter	-
Total	19,413
Less: imputed interest	-
Total	$19,413

Reconciliation to lease liabilities:
Lease liabilities - current	$19,413
Lease Liabilities	$19,413

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2020 or March 31, 2020 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 outbreak and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

On November 6, 2020 Organic Agricultural Company Limited (“Organic Agricultural”) entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement is to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, the two parties have agreed to organize Tianci Wanguan (Xiamen) Digital Technology Co., Ltd., of which Organic Agricultural will own 51% and Unbounded will own 49%. Each party will provide capital resources to Tianci Wanguan in proportion to its ownership percentage. The Cooperation Agreement provides that Organic Agricultural will issue shares of its common stock to Unbounded if certain technological goals specified in the Cooperation Agreement are achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan are met. Within sixty days after these conditions are satisfied, Organic Agricultural will implement a 4.9-for-1 stock split, following which it will issue 20 million common shares to Unbounded. As a result of those transactions, Unbounded will own 25.86% of the outstanding shares of Organic Agricultural.

The Management of the Company determined that there were no other reportable subsequent events to be adjusted for and/or disclosed as of November 16, 2020.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and six months ended September 30, 2020 and 2019, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the results of operations during the three and six months ended September 30, 2020 and 2019:

	For the three months ended September 30,		Change
	2020	2019	$	%
	(Unaudited)	(Unaudited)

Revenue	$30,988	$27,991	$2,997	11%
Cost of Sales	28,441	21,459	6,982	33%
Gross Profit	2,547	6,532	(3,985)	(61%)

Selling, general and administrative expenses	18,730	164,038	(145,308)	(89%)
(Loss) from operations before other income and income taxes	(16,183)	(157,506)	141,323	(90%)
Other income	1,032	-	1,032	N/A
(Loss) from operations before income taxes	(15,151)	(157,506)	142,355	(90%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(15,151)	(157,506)	142,355	(90%)
Net income from discontinued operations, net of income taxes	-	106	(106)	(100%)
Net (loss)	(15,151)	(157,400)	142,249	(90%)
Less: net income attributable to non-controlling interests	-	52	(52)	(100%)
Net (loss) attributable to common shareholders’	$(15,151)	$(157,452)	$142,301	(90%)

	For the six months ended September 30,		Change
	2020	2019	$	%
	(Unaudited)	(Unaudited)

Revenue	$99,516	$55,368	$44,148	80%
Cost of Sales	67,790	36,509	31,281	86%
Gross Profit	31,726	18,859	12,867	68%

Selling, general and administrative expenses	80,584	287,602	(207,018)	(72%)
(Loss) from operations before other income and income taxes	(48,858)	(268,743)	219,885	(82%)
Other income	1,414	-	1,414	N/A
(Loss) from operations before income taxes	(47,444)	(268,743)	221,299	(82%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(47,444)	(268,743)	221,299	(82%)
(Loss) on the sale of discontinued operations, net of income taxes	(941,819)	-	(941,819)	N/A
Net income (loss) from discontinued operations, net of income taxes	743	(7,286)	8,029	(110%)
Total net (loss) from discontinued operations	(941,076)	(7,286)	(933,790)	12,816%
Net (loss)	(988,520)	(276,029)	(712,491)	258%
Less: net income (loss) attributable to non-controlling interests	364	(3,570)	3,934	(110%)
Net (loss) attributable to common shareholders’	$(988,884)	$(272,459)	$(716,425)	263%

Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history. Yuxingqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the six months ended September 30, 2020 were substantially higher than during the six months ended September 30, 2019, and sales during the three months ended September 30, 2020 were slightly higher than during the three months ended September 30, 2019. However, sales in the recent quarter substantially lagged sales in the latter months of calendar year 2019, during which Yuxinqi’s operations were expanding. The expansion was stifled in recent months by the Covid-19 pandemic and the restrictions on business activity imposed by the government in an effort to contain the effects of the pandemic in Heilongjiang Province.

The cost of sales of $67,790 and $36,509 for the six months ended September 30, 2020 and 2019, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $31,726 and $18,859 with a gross margin of 31.9% and 34.1%, respectively. The decline in gross margin during the three and six months ended September 30, 2020 compared to the previous year was primarily attributable to changes in major customers and the products they purchased. During the six months ended of September 30, 2020, we sold the Tuohuangzhe series of rice products, which have a gross margin of 4% (in part this low margin was caused by quality issues during the three months end of September 30, 2020), primarily to our customers Huiye and Qian Li, accounting for 25% of total non-paddy revenue. In contrast, during the same period of the previous year, the Company sold its Tianci and Jiufu series of rice products, which have a gross margin of 35%, primarily to our customers Shouhang Commerce and Trade and Jiufu Zhenyuan, accounting for 77% of total non-paddy revenue. The Company did not sale the Tuohuangzhe series of rice products during the previous year. The cost of sales of $28,441 and $21,459 for the three months ended September 30, 2020 and 2019, respectively, was also attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $29,179 and $12,327 with a gross margin of 8.2%and 23.3%, respectively. For the three months ended September 30, 2020 and 2019, the Company’s product sales were similar in make-up to the respective six months periods ended September 30, 2020 and 2019. Accordingly, the discounted sales of rice products with quality issues resulted in the lower gross margin.

To focus on the value-added processed products, the Company completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the three and six months ended September 30, 2020, the Company incurred $941,819 of investment loss due to the divestment of Lvxin by Tianci Liangtian.

During the six months ended September 30, 2020 and 2019, the Company incurred $80,584 and $287,602, respectively, in operating expenses, the greater portion of which was attributable to administration - i.e. salaries and office expenses. Salaries and benefits expense was $46,636 and $87,751 and office expenses were $20,055 and $90,614, respectively, for the six months ended September 30, 2020 and 2019. During the three months ended September 30, 2020 and 2019, the Company incurred $18,730 and $164,038, respectively, in operating expenses, including salaries and benefits expense of $22,356 and $41,856, and office expenses of $15,812 and $41,486, respectively. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees and regulating expenditures. In addition, a deduction of $81,254 for loss on exchange of Tianci Liangtian’s foreign currency account, which record $1,780,351 of amount due to Organic Agricultural in US dollar terms, was recorded in operating expenses during the three and six months ended September 30, 2020, on account of the decline in the USD to CNY exchange rate from 7.1383 to 6.8033.

The Company’s continuing operations produced a net loss of $47,444 and $268,743 for six months ended September 30, 2020 and 2019, and a $15,151 and $157,506 net loss for the three months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $46,400 from the sale of 31,000 shares during the six months ended September 30, 2020, and received an advance of $106,500 for the futute sale of common stock. As a result, our working capital totaled $95,675. Working capital decreased by $222,998 during the six months ended September 30 2020, primarily due to our net loss for that period and the Company’s divestment of Lvxin.

The largest component of working capital at September 30, 2020 was cash of $267,301, which included $154,406 in customer deposits against future sales and $114,794 in other payables for the future sale of common stock.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2020 and 2019.

	For the six months ended September 30,		Change
	2020	2019	$
	(Unaudited)	(Unaudited)

Net cash (used in) operating activities	$(136,213)	$(224,542)	$88,329
Net cash (used in) investing activities	(1,343)	-	(1,343)
Net cash provided by financing activities	152,900	275,074	(122,174)
Effect of exchange rate fluctuation on cash	9,783	(28,467)	38,250
Net increase in cash	25,127	22,065	3,062
Cash, beginning of quarter	242,174	12,953	229,221
Cash, end of quarter	$267,301	$35,018	$232,283

During the six months ended September 30, 2020, our operations used net cash of $136,213. Net cash was used primarily due to the 47,443 of net loss and the $104,577 increase in the Company’s balance for prepaid expenses. The Company recorded $224,542 of cash use in operating activities during the six months ended September 30, 2019.

The Company recorded $1,343 of cash distributed with the sale of the discontinued operations. Our financing activities during the six months ended September 30, 2020 generated $46,400 from the sale of common stock and received $106,500 for future shares to be issued. During the six months ended September 30, 2019, our financing activities generated $275,074, including $242,780 from sales of common stock and a $32,294 loan from related parties.

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

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and is very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt economic recovery.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2020. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2020 for the purposes described in this paragraph.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

From July 1, 2020 to September 30, 2020, the Company did not sell or issue any of any shares of unregistered securities.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	November 16, 2020
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	November 16, 2020
Yongmei Cao	(Principal Financial and Accounting Officer)