Form 10-Q
period 2020-12-31
Organic Agricultural Co Ltd
filed 2021-02-12
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and March 31, 2020	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2020 and 2019 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2020 and 2019 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-17

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash	$123,842	$240,834
Accounts receivable	13,055	5,212
Due from related parties	3,442	-
Prepaid expenses	11,382	48,789
Inventories	122,963	56,610
Other receivables	8,401	13,105
Current assets, discontinued operations (Note 3)	-	558,425
Total current assets	283,085	922,975

Property plant and equipment, net	2,586	4,498
Operating lease right-of-use assets	-	25,727
Non-current assets, discontinued operations (Note 3)	-	1,981,547
Total assets	$285,671	$2,934,747

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$41,889	$69,437
Customer deposits	164,930	88,131
Due to related parties	69,571	84,288
Operating lease liabilities (current)	23,708	18,630
Other payables	898	8,411
Current liabilities, discontinued operations (Note 3)	-	335,405
Total current liabilities	300,996	604,302

Non-current liabilities, discontinued operations (Note 3)	-	1,424,600
Total liabilities	300,996	2,028,902

Shareholders’ (deficit) equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and March 31, 2020	-	-
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,724,836 and 11,693,836 shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	11,725	11,694
Additional paid-in capital	2,115,261	2,612,954
(Deficit)	(2,033,508)	(1,752,671)
Other comprehensive income (loss)	(108,803)	9,891
Total shareholders’ (deficit) equity of the Company	(15,325)	881,868
Non-controlling interest	-	23,977
Total shareholders’ (deficit) equity	(15,325)	905,845
Total liabilities and shareholders’ equity	$285,671	$2,934,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$20,273	$140,804	$119,789	$196,172
Cost of sales	14,597	117,679	82,387	154,188
Gross profit	5,676	23,125	37,402	41,984

Selling, general and administrative expenses	56,544	156,199	137,128	443,801
Operating (loss)	(50,868)	(133,074)	(99,726)	(401,817)
Other income (loss)	(3,736)	1,516	(2,322)	1,516
(Loss) before provision for income taxes	(54,604)	(131,558)	(102,048)	(400,301)
Provision for income taxes	-	-	-	-
Net (loss) from continuing operations	(54,604)	(131,558)	(102,048)	(400,301)
(Loss) on the sale of discontinued operations, net of income taxes	-	-	(941,819)	-
Income from discontinued operations, net of income taxes (Note 3)	-	60,081	743	52,795
Total income (loss) from discontinued operations	-	60,081	(941,076)	52,795
Net (loss)	(54,604)	(71,477)	(1,043,124)	(347,506)
Less: net income from discontinued operations attributable to non-controlling interests	-	29,440	364	25,870
Net (loss) attributable to common shareholders	$(54,604)	$(100,917)	$(1,043,488)	$(373,376)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(54,604)	$(131,558)	$(102,048)	$(400,301)
Net income (loss) from discontinued operations	-	30,641	(941,440)	26,925
Net (loss) attributable to common shareholders	$(54,604)	$(100,917)	$(1,043,488)	$(373,376)

(Loss) per share continuing operations – basic and diluted	$-	$(0.01)	$(0.01)	$(0.03)
(Loss) per share discontinued operations – basic and diluted	-	-	(0.08)	-
Basic and diluted (loss) per share	$-	$(0.01)	$(0.09)	$(0.03)
Weighted average number of shares outstanding- basic and diluted	11,724,836	11,534,926	11,721,776	11,336,269

Other comprehensive (loss):
Net (loss)	$(54,604)	$(71,477)	$(1,043,124)	$(347,506)
Foreign currency translation adjustment	(66,316)	(3,512)	(127,865)	(1,621)
Comprehensive (loss)	(120,920)	(74,989)	(1,170,989)	(349,127)
Less: comprehensive income attributable to non-controlling interests	-	32,417	801	20,848
Comprehensive (loss) attributable to the common shareholders	$(120,920)	$(107,406)	$(1,171,790)	$(369,975)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive	Total Shareholders’ Equity	Non- controlling	Total Shareholders Equity (Deficit) and
	Quantity	Amount	Capital	(Deficit)	Income (Loss)	(Deficit)	Interest	NCI
Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(115,007)	-	(115,007)	(3,622)	(118,629)
Sale of common shares	56,000	56	72,744	-	-	72,800	-	72,800
Foreign currency translation adjustment	-	-	-	-	2,426	2,426	(3,024)	(598)
Balance at June 30, 2019, (unaudited)	11,223,736	11,224	1,906,474	(1,393,140)	953	525,511	(2,887)	522,624

Net (loss) income	-	-	-	(157,452)	-	(157,452)	52	(157,400)
Foreign currency translation adjustment	-	-	-	-	7,464	7,464	(4,975)	2,489
Balance at September 30, 2019, (unaudited)	11,223,736	11,224	1,906,474	(1,550,592)	8,417	375,523	(7,810)	367,713
Net (loss) income	-	-	-	(100,917)	-	(100,917)	29,440	(71,477)
Sale of common shares	417,347	417	627,343	-	-	627,760	-	627,760
Foreign currency translation adjustment	-	-	-	-	(6,489)	(6,489)	2,977	(3,512)
Balance at December 31, 2019, (unaudited)	11,641,083	$11,641	$2,533,817	$(1,651,509)	$1,928	$895,877	$24,607	$920,484

Balance at March 31, 2020	11,693,836	$11,694	$2,612,954	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss) income	-	-	-	(973,733)	-	(973,733)	364	(973,369)
Sale of common shares	31,000	31	46,469	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Divestment of Lvxin	-	-	(544,162)	762,651	9,608	228,097	(24,778)	203,319
Balance at June 30, 2020, (unaudited)	11,724,836	11,725	2,115,261	(1,963,753)	16,104	179,337	-	179,337

Net (loss)	-	-	-	(15,151)	-	(15,151)	-	(15,151)
Foreign currency translation adjustment	-	-	-	-	(58,591)	(58,591)	-	(58,591)
Balance at September 30, 2020, (unaudited)	11,724,836	11,725	2,115,261	(1,978,904)	(42,487)	105,595	-	105,595
Net (loss)	-	-	-	(54,604)	-	(54,604)	-	(54,604)
Foreign currency translation adjustment	-	-	-	-	(66,316)	(66,316)	-	(66,316)
Balance at December 31, 2020, (unaudited)	11,724,836	$11,725	$2,115,261	$(2,033,508)	$(108,803)	$(15,325)	$-	$(15,325)

The accompanying notes are an integral part of these unaudited consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss) from continuing operations	(102,048)	(400,301)
Net (loss) income from discontinued operations	$(941,076)	$52,795
Depreciation and amortization	2,181	2,976
Changes in operating assets and liabilities, discontinued operations	952,318	(56,902)
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(7,030)	(796)
Prepayments and deferred expenses	39,492	(11,580)
Inventories	(58,457)	17,680
Right-of-use asset	26,527	(36,027)
Other receivables	5,531	2,345
Accounts payable and accrued expenses	(29,864)	(8,705)
Customer deposits	65,829	(57,206)
Due to (from) related parties	17,316	7,178
Lease liability	3,316	18,973
Other payables	602	(14,304)
Net cash (used in) operating activities	(25,363)	(483,874)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(1,319)
Cash disbursed on divestment of Lvxin	(1,343)	-
Net cash (used in) investing activities	(1,343)	(1,319)

Cash Flows from Financing Activities
Proceeds from sale of common stock	46,400	647,260
Proceeds from related parties loans	-	49,772
Net cash provided by financing activities	46,400	697,032

Effect of exchange rate fluctuations on cash	(138,026)	1,191
Net increase (decrease) in cash	(118,332)	213,030

Cash, beginning of year-continuing operations	242,174	11,695
Cash, beginning of year-discontinued operations	-	1,258
Cash, beginning of year	242,174	12,953
Cash, end of year-continuing operations	123,842	224,563
Cash, end of year-discontinued operations	-	1,420
Cash, end of year	$123,842	$225,983

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$(941,819)	$-
Divestment of Lvxin	$203,319	$-
Right-of-use assets and related lease liabilities	$23,708	$18,955

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

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At December 31, 2020, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

●	Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

On April 24, 2020 Tianci Liangtian entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxingqi. Tianci Liangtian also waived a repayment of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company’s Board of Directors.

The business of Lvxin was growing paddy rice. The divestment of Lvxin by Tianci will enable Tianci to focus on its other business: processing and marketing food stuffs.

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the divestment are unaudited, but the March 31, 2020 balance sheet information has been derived from the Company’s historical audited annual reports. The sum of the individual earnings per share amounts from continuing operations and discontinued operations may not equal the total Company earnings per share amounts due to rounding. The comprehensive income related to Lvxin have not been segregated and are included in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year’s presentation as a result of the divestment of Lvxin.

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement is to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. Each party will provide capital resources to Tianci Wanguan in proportion to its ownership percentage. The Cooperation Agreement provides that Organic Agricultural will issue shares of its common stock to Unbounded if certain technological goals specified in the Cooperation Agreement are achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan are met. Within sixty days after these conditions are satisfied, Organic Agricultural will implement a 4.9-for-1 stock split, following which it will issue 20 million common shares to Unbounded. Tianci Wanguan does not have any assets, liabilities or operations since its inception.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

Management has determined there is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations have been financed primarily by proceeds from sales of shares. The Company received $46,400 during the nine months ended December 31, 2020. These funds were used for working capital. Hao Shuping, Shen Zhenai, Xun Jianjun were the primary sources of financing for the early operations of the entity and will continue to provide support in the future if there is any need for capital.

Management intends to expand product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

The marketing personnel of the Company are opening new marketing channels and hope to build a stable base of customers.

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

The Company’s subsidiaries as of December 31, 2020 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %
Organic Agricultural (Samoa) Co., Ltd.	Samoa	100
Organic Agricultural Company Limited (Hong Kong)	Hong Kong	100
Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited	China	100
Heilongjiang Yuxinqi Agricultural Technology Development Company Limited	China	100
Tianci Wanguan (Xiamen) Digital Technology Company Limited	China	51

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of December 31, 2020 and March 31, 2020.

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

Given the nature of this revenue generated by the Company’s business and the applicable rules guiding revenue recognition, the Company's revenue recognition practices do not include estimates that materially affect results of operations nor does the Company have any policy for return of products.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, due from related parties, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at December 31, 2020 and March 31, 2020, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

		For the three months ended December 31,		March 31,
		2020	2019	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5326/7.7527	6.9680/7.7876	7.0896/7.7529
Revenue and expenses	period average	6.6228/7.7517	7.0435/7.8251	N/A

		For the nine months ended December 31,		March 31,
		2020	2019	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5326/7.7527	6.9680/7.7876	7.0896/7.7529
Revenue and expenses	period average	6.8757/7.7512	6.9612/7.8315	N/A

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

China

According to the “PRC Income Tax Law”, Tianci Liantian, Tianci Wanguan and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC.

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

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the three and nine months ended December 31, 2020 and 2019, and no compensation expense has been recognized.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit risk

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$73,000). As of December 31, 2020, the Company had approximately RMB49,000 (approximately USD$7,000) in excess of the insurance amounts.

During the three months ended December 31, 2020, major customers Huiye and Jiufu Zhenyuan generated 54% and 20% of revenue, respectively. During the three months ended December 31, 2019, Huiye and Jiufu Zhenyuan generated 72% and 25% of revenue.

During the nine months ended December 31, 2020, major customers Shouhang Commerce & Trade, Jiufu Zhenyuan and Huiye generated 26%, 30% and 21% of revenue, respectively. During the nine months ended December 31, 2019, major customers Shouhang Commerce & Trade, Jiufu Zhenyuan and Huiye generated 15%, 28% and 52% of revenue, respectively.

Risks and uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on April 30, 2020, the Company completed the divestment of Lvxin and the requirements for the presentation of Lvxin as a discontinued operation were met on that date. Accordingly, Lvxin’s historical financial information and results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes in the unaudited Condensed Consolidated Statements of Operations. The following table presents the financial results of Lvxin for the reporting periods prior to April 30, 2020.

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$-	$642,158	$37,317	$755,481
Cost of sales	-	582,025	36,574	702,679
Gross profit	-	60,133	743	52,802
Selling, general and administrative expenses	-	51	-	441
Operating income	-	60,082	743	52,361
Other income (loss)	-	(1)	-	434
Income before income taxes	-	60,081	743	52,795
Income tax (expense) benefit	-	-	-	-
Income from discontinued operations, net of income taxes	-	60,081	743	52,795
Less: Net income attributable to non-controlling interest	-	29,440	364	25,870
Net income from discontinued operations attributable to controlling interest	$-	$30,641	$379	$26,925

The following table summarizes the carrying value of major classes of assets and liabilities of Lvxin, reclassified as assets and liabilities of discontinued operations at March 31, 2020.

March 31, 2020
ASSETS
Cash	$1,340
Inventories, net	557,085
Total current assets, discontinued operations	558,425
Lease right-of-use assets	1,981,547
Total assets, discontinued operations	$2,539,972

LIABILITIES
Due to related parties	$37,146
Lease liabilities (current)	298,259
Total current liabilities, discontinued operations	335,405
Lease liabilities (non-current)	1,424,600
Total liabilities, discontinued operations	$1,760,005

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of December 31, 2020 and March 31, 2020, prepayments and deferred expenses were as follows:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Prepayments for expenses	$208	$32,882
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,736	5,643
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	5,438	10,264
Total	$11,382	$48,789

NOTE 5. INVENTORIES

Inventories are comprised of raw materials, and finished goods (including processed rice and other agricultural products).

Raw materials include all costs of materials purchased to process the Company’s products.

Processed goods, rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Rice and other products	$113,009	$41,153
Packing and other materials	9,954	15,457
Total inventories at cost	$122,963	$56,610

NOTE 6. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three and nine months ended December 31, 2020 and 2019 is as follows:

	For the three months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
United States	$(19,373)	$(58,029)
Foreign	(35,231)	(73,529)
(Loss) before income taxes	$(54,604)	$(131,558)

	For the nine months ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
United States	$(86,741)	$(131,884)
Foreign	(15,307)	(268,417)
(Loss) before income taxes	$(102,048)	$(400,301)

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

As of December 31, 2020, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $707,000 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on all deferred tax assets of approximately $177,000 and $166,000 related to its operations in the PRC as of December 31, 2020 and March 31, 2020, respectively. The PRC valuation allowance has increased by approximately $11,000 and $65,000 for the nine months ended December 31, 2020 and 2019, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $483,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses. Accordingly, management provided a 100% valuation allowance of approximately $101,000 and $83,000 against the deferred tax assets related to the Company’s United States operations as of December 31, 2020 and March 31, 2020, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $18,000 and $28,000 for the nine months ended December 31, 2020 and 2019, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has its operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

The year as of
U.S. Federal	March 31, 2019

China	December 31, 2017

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the three and nine months ended December 31, 2020 and 2019.

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Advances for purchase of shares	$-	$8,167
Other	898	244
	$898	$8,411

As of March 31, 2020, the Company had received $8,167 as an advance for the purchase of common shares, of which $7,500 was refunded on April 3, 2020. The Company had received $114,000 as an advance for the purchase of common shares during the nine months ended December 31, 2020 which was refunded in December 2020.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	December 31,	March 31,
	2020	2020
	(Unaudited)
Hao Shuping	$-	$38,874
Shen Zhenai	61,143	37,647
Xun Jianjun	8,428	7,767
	$69,571	$84,288

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

During the nine months ended December 31, 2020, Hao Shuping purchased agricultural products from the Company which generated $8,652 of revenue.

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

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. In December 2018, Yuxingqi renewed the lease agreement. Under the renewed terms, annual lease payments were RMB290,000 (approximately US$42,000) for the period from December 6, 2018 to December 5, 2019. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$42,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. RMB150,000 (approximately US$22,000) payment was made on December 23, 2019. On December 20, 2020, the term of the contract expired. Because of the COVID-19 re-emergence in Heilongjiang province, the renewed contract is delayed. As of December 31, 2020 and March 31, 2020, US$23,708 and $18,630 were accounted as lease liabilities (current), $0 and $25,727 were accounted as lease right-of-use asset, respectively. Due to the COVID-19 pandemic, the Company has not made the required residual lease payments for the period from December 20, 2019 to December 19, 2020 as of December 31,2020.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the nine months ended December 31, 2020 and 2019, the amortization was $29,843 and $29,835, respectively.

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

As of December 31, 2020, the Company has the following amounts recorded on the Company’s unaudited condensed consolidated balance sheet:

As of December 31, 2020
(Unaudited)
Assets
Right-of-use asset (non-current)	$-
Total	$-
Liabilities
Lease liability (current)	$23,708
Total	$23,708

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

The components of lease expense were as follows:

For the nine months ended December 31, 2020
(Unaudited)
Amortization of ROU Asset
Office Lease	$29,843
Interest expense	-
Total lease expense	$29,843

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31	Operating Leases

2021	$23,708
Thereafter	-
Total	23,708
Less: imputed interest	-
Total	$23,708

Reconciliation to lease liabilities:
Lease liabilities - current	$23,708
Lease Liabilities	$23,708

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2020 or March 31, 2020 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The Management of the Company determined that there were no other reportable subsequent events to be adjusted for and/or disclosed as of February 12, 2021 except as follows:.

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and has suffered a significant decrease in revenues which has increased financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and nine months ended December 31, 2020 and 2019, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the results of operations during the three and nine months ended December 31, 2020 and 2019:

	For the three months ended December 31,		Change
	2020	2019	$	%
	(Unaudited)	(Unaudited)

Revenue	$20,273	$140,804	$(120,531)	(86%)
Cost of Sales	14,597	117,679	(103,082)	(86%)
Gross Profit	5,676	23,125	(17,449)	(75%)

Selling, general and administrative expenses	56,544	156,199	(99,655)	(64%)
(Loss) from operations before other income and income taxes	(50,868)	(133,074)	82,206	(62%)
Other income (loss)	(3,736)	1,516	(5,252)	(346%）
(Loss) from operations before income taxes	(54,604)	(131,558)	76,954	(58%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(54,604)	(131,558)	76,954	(58%)
Net income from discontinued operations, net of income taxes	-	60,081	(60,081)	(100%)
Net (loss)	(54,604)	(71,477)	16,873	(24%)
Less: net income attributable to non-controlling interests	-	29,440	(29,440)	(100%)
Net (loss) attributable to common shareholders’	$(54,604)	$(100,917)	$46,313	(46%)

	For the nine months ended December 31,		Change
	2020	2019	$	%
	(Unaudited)	(Unaudited)

Revenue	$119,789	$196,172	$(76,383)	(39%)
Cost of Sales	82,387	154,188	(71,801)	(47%)
Gross Profit	37,402	41,984	(4,582)	(11%)

Selling, general and administrative expenses	137,128	443,801	(306,673)	(69%)
(Loss) from operations before other income and income taxes	(99,726)	(401,817)	302,091	(75%)
Other income (loss)	(2,322)	1,516	(3,838)	(253%)
(Loss) from operations before income taxes	(102,048)	(400,301)	298,253	(75%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(102,048)	(400,301)	298,253	(75%)
(Loss) on the sale of discontinued operations, net of income taxes	(941,819)	-	(941,819)	N/A
Net income from discontinued operations, net of income taxes	743	52,795	(52,052)	(99%)
Total net income (loss) from discontinued operations	(941,076)	52,795	(993,871)	(1,883%)
Net (loss)	(1,043,124)	(347,506)	(695,618)	200%
Less: net income attributable to non-controlling interests	364	25,870	(25,506)	(99%)
Net (loss) attributable to common shareholders’	$(1,043,488)	$(373,376)	$(670,112)	179%

Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history, Yuxingqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three and nine months ended December 31, 2020 were lower than during the three and nine months ended December 31, 2019. The decreases in revenue occurred primarily because our principal customer, Huiye, reduced its orders as a result of the Covid-19 pandemic. The planned expansion of our business was stifled in recent months by the Covid-19 pandemic and the restrictions on business activity imposed by the government in an effort to contain the effects of the pandemic in Heilongjiang Province.

The cost of sales of $82,387 and $154,188 for the nine months ended December 31, 2020 and 2019, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $37,402 and $41,984 with a gross margin of 31.2% and 21.4%, respectively. The increase in gross margin during the three and nine months ended December 31, 2020 compared to the same period of the previous year was primarily attributable to changes in major customers and the products they purchased. During the three and nine months ended December 31, 2019, our largest customer, Huiye, purchased the Tuohuangzhe series of rice products, which has a gross margin of about 4%. These sales accounted for 21% of total non-paddy revenue for the nine months ended December 31, 2020 and 52% for the nine months ended December 31, 2019. During the nine months ended December 31, 2020, however, the Company also sold its Tianci and Jiufu series of rice products, which had a gross margin of about 35%, primarily to our customers Shouhang Commerce and Trade and Jiufu Zhenyuan. These higher-margin sales accounted for 56% of total non-paddy revenue for the nine months ended of December 31, 2020. The sale of these higher margin rice products was responsible for the increase in gross margin during the nine months ended December 31, 2020 as well as the increase in the recent quarter, which yielded a gross margin of 28%, compared to 16.4% in the three months ended December 31, 2019.

To focus on the sale of value-added processed products, the Company's subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the three and nine months ended December 31, 2020, the Company incurred $941,819 of investment loss due to the divestment of Lvxin.

During the nine months ended December 31, 2020 and 2019, the Company incurred $137,128 and $443,801, respectively, in operating expenses, the greater portion of which was attributable to administrative expenses - i.e. salaries and office expenses. Salaries and benefits expenses were $72,610 and $136,937, office expenses were $30,724 and $93,755 and professional fees were $87,463 and $131,525, respectively, for the nine months ended December 31, 2020 and 2019. During the three months ended December 31, 2020 and 2019, the Company incurred $56,544 and $156,199, respectively, in operating expenses, including salaries and benefits expense of $25,974 and $49,186, and professional fees of $20,132 and $57,905, respectively. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees and regulating expenditures.

The Company's operating expenses were partially offset by $56,642 and $137,896 of gain on exchange realized during the three and nine months ended December 31, 2020 respectively. This represented the increase in the USD value of Tianci's debt to Organic Agricultural as a result of the decline in the USD to CNY exchange rate from 7.1383 to 6.5326.

The Company’s continuing operations produced a net loss of $102,048 and $400,301 for nine months ended December 31, 2020 and 2019, and net loss of $54,604 and $131,558 for the three months ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $46,400 from the sale of 31,000 shares during the nine months ended December 31, 2020. As of December 31, 2020, our working capital was negative. Working capital decreased by $336,584 during the nine months ended December 31, 2020, primarily due to our net loss for that period and the Company’s divestment of Lvxin.

The largest components of working capital at December 31, 2020 were cash of $123,842 and inventories of $122,963, which were offset by $164,930 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2020 and 2019.

	For the nine months ended December 31,		Change
	2020	2019	$
	(Unaudited)	(Unaudited)

Net cash (used in) operating activities	$(25,363)	$(483,874)	$320,764
Net cash (used in) investing activities	(1,343)	(1,319)	(24)
Net cash provided by financing activities	46,400	697,032	(650,632)
Effect of exchange rate fluctuation on cash	(138,026)	1,191	(1,470)
Net increase in cash	(118,332)	213,030	(331,362)
Cash, beginning of quarter	242,174	12,953	229,221
Cash, end of quarter	$123,842	$225,983	$(102,141)

During the nine months ended December 31, 2020, our operations used net cash of $25,363. Net cash was used primarily due to the $102,048 of net loss from continuing operations and the $58,457 increase in inventories. During the same period, we increased customer deposits by $65,829 and amortized prepaid expenses by $39,492. During the nine months ended December 31, 2019, the Company recorded $483,874 of cash use in operating activities, primarily due to the net loss of $400,301 during that period.

The Company's only investing activity during the nine months ended December 31, 2020 was the distribution of $1,343 of cash in connection with the sale of the discontinued operations. Our financing activities during the nine months ended December 31, 2020 generated $46,400 from the sale of common stock. During the nine months ended December 31, 2019, our financing activities generated $697,032, including $647,260 from sales of common stock and a $49,772 loan from related parties.

Trends, Events and Uncertainties

The Company intends to expand its product offerings to include value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

On November 6, 2020 Organic Agricultural Company Limited (“Organic Agricultural”) entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement is to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. Each party will provide capital resources to Tianci Wanguan in proportion to its ownership percentage. The Cooperation Agreement provides that Organic Agricultural will issue shares of its common stock to Unbounded if certain technological goals specified in the Cooperation Agreement are achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan are met. Within sixty days after these conditions are satisfied, Organic Agricultural will implement a 4.9-for-1 stock split, following which it will issue 20 million common shares to Unbounded. Tianci Wanguan did not have any operations, assets and liabilities yet since its inception.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2020 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s last quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

From October 1, 2020 to December 31, 2020, the Company did not sell or issue any of any shares of unregistered securities.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	February 12, 2021
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	February 12, 2021
Yongmei Cao	(Principal Financial and Accounting Officer)