Form 10-K
period 2021-03-31
Organic Agricultural Co Ltd
filed 2021-06-29
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of the date of filing of this report, there were outstanding 16,189,336 shares of the issuer’s common stock, par value $0.001 per share.

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

The Company carries on business through its subsidiaries with headquarters in Harbin of China. When initially organized, the Company’s operating subsidiaries consisted of 51% owned Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), which grew and distributed unmilled selenium-enriched rice (“paddy”), and Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which marketed agricultural products. On November 5, 2020, Tianci Wanguan (Xiamen) Digital Technology Company Limited, a 51% owned operating subsidiary, was incorporated to distribute Yuxinqi’s products. In April 2020, the Company sold its 51% interest in Lvxin to the representative of the minority shareholders in Lvxin. The divestment of Lvxin will enable the Company to focus on its other business: processing and marketing food products.

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

Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Tianci Liangtian organized Yuxinqi to function as a marketing company, selling paddy and other crops to customers in the PRC. Yuxinqi shares offices in Harbin with Tianci Liangtian. Yuxinqi was initially engaged in marketing exclusively for Lvxin, and recorded its first sales in the quarter ended December 31, 2018. As our operations grow, Yuxinqi will undertake a broader range of marketing activities, both for paddy provided by Lvxin and for other food products.

Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK.

Our present corporate structure is as follows:

Our Business

Our subsidiary, Yuxinqi, was organized in February 2018. To date, Yuxinqi has devoted its efforts to the marketing and distribution of selenium-enriched agricultural products, primarily paddy rice. Going forward, after the sale of our 51% interest in Lvxin, Yuxinqi intends to continue its focus on the marketing and sale of selenium-enriched products, while enlarging its offerings to include a variety of crop foods as well as processed foods. To use blockchain technology in agriculture and expand our sales, Tianci Wanguan (Xiamen) Digital Technology Company Limited was organized in November 2020 based on the Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). To date, Tianci Wanguan has not initiated its business plan yet.

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

All our products come from the Sanjiang Plain. The Sanjiang Plain is noteworthy for, among other things, the relatively high content of selenium in its soil. By focusing on production of selenium-enhanced rice, the Company hopes to develop a sustainable position in the Chinese rice market.

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

Suppliers

Over the years of operations, we have developed a solid and reliable image and reputation with suppliers. We have established supplier relationships with several local companies.

On April 24, 2020 the subsidiary of Heilongjiang Tianci Liangtian Agricultural Technology Development Co., Ltd entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. The contract also provides that Lvxin will continue to sell paddy rice to Yixinqi, and the Company has the right of priority under an agreed upon price.

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

China

Tianci Liantian, Yuxinqi and Tianci Wanguan are subject to a 25% standard enterprise income tax in the PRC.

Employees

As of March 31, 2021, we had 13 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic has led to significant disruptions in our retail, manufacturing and distribution operations and supply chains.

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

We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our board of directors functions as our audit committee and is comprised of four directors. An independent audit committee would play a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may deprive the Company of management’s independent judgment. We may, however, have difficulty attracting and retaining independent directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange. Therefore, until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

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

The PRC historically has not adopted a western style of management and financial reporting concepts and practices, as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. Therefore, we may, in turn, experience difficulties and additional costs in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes Oxley Act of 2002.

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

All of our present officers and directors reside outside of the United States. In addition, our operating subsidiaries, Tianci Liangtian, Yuxinqi and Tianci Wanguan, are located in the PRC and substantially all of their assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

Because the worldwide market value of our common stock held by non-affiliates, or public float, was below $250 million on the last day of our second quarter, we are also a “smaller reporting company” as defined under the Exchange Act. Some of the foregoing reduced disclosure and other requirements are also available to us because we are a smaller reporting company and may continue to be available to us even after we are no longer an emerging growth company under the JOBS Act but remain a smaller reporting company under the Exchange Act. As a smaller reporting company, we are not required to:

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

At any time or times after this offering, we may issue or sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us or the market.

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

Office Leases

In November 2017, Tianci Liangtian leased office space from November 20, 2017 to December 5, 2018 under an operating lease agreement (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid $1,592 in lease deposits. In December 2018 and December 2019, Yuxinqi renewed the lease agreement. Under the terms, Yuxinqi committed to make annual lease payments of RMB290,000 (approximately US$44,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi renewed the lease agreement (approximately 370 square meters). Under the renewal terms, Yuxinqi committed to make annual lease payments of RMB184005 (approximately US$28,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022.

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

Market Information

Our shares of common stock have been listed for trading on the OTCQB (a/k/a OTC Venture Market) under the trading symbol “OGAA” since June 24, 2019. There is, however, no active trading market for shares of our common stock: no shares have traded publicly at any time.

Holders of Securities

As of the date of filing of this report, we had 228 shareholders of record and 16,189,336 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended March 31, 2021.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ended March 31, 2021.

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

Results of Operations for the Years Ended March 31, 2021 and 2020

The following table shows key components of the results of operations during the years ended March 31, 2021 and 2020:

	For the Years Ended March 31,		Change
	2021	2020	$	%
Revenue	$126,922	$237,476	$(110,554)	(47%)
Cost of Sales	87,760	185,114	(97,354)	(53%)
Gross Profit	39,162	52,362	(13,200)	(25%)

Total operating costs and expenses	255,006	557,494	302,488	54%
(Loss) from operations before other income and income taxes	(215,844)	(505,132)	289,288	(57%)
Other (loss) income	(2,355)	1,517	(3,872)	(255%)
(Loss) from operations before income taxes	(218,199)	(503,615)	285,416	(57%)
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(218,199)	(503,615)	285,416	(57%)
(Loss) on the sale of discontinued operations, net of income taxes	(713,722)	-	(713,722)	N/A
Net income from discontinued operations, net of income taxes	743	57,013	(56,270)	(99%)
Total net (loss) income from discontinued operations	(712,979)	57,013	(769,992)	(1,351%)
Net (loss)	(931,178)	(446,602)	(484,576)	109%
Less: net income attributable to non-controlling interests	(364)	(27,936)	27,572	(99%)
Net (loss) attributable to common shareholders’	$(931,542)	$(474,538)	$(457,004)	96%

Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the fiscal year ended March 31, 2021 were lower than during the fiscal year ended March 31, 2020. The decrease in revenue occurred primarily because our principal customers, such as Huiye, Beiqinhai and Jiufu Zhenyuan, reduced their orders as a result of the Covid-19 pandemic. The planned expansion of our business was stifled in recent months by the Covid-19 pandemic.

The cost of sales of $87,760 and $185,114 for the fiscal years ended March 31, 2021 and 2020, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $39,162 and $52,362 with a gross margin of 30.9% and 22%, respectively. The increase in gross margin during the fiscal year ended March 31, 2021, compared to the previous year was primarily attributable to changes in major customers and the products they purchased. During the fiscal years of 2021 and 2020, our major customers, Huiye and Beiqinhai, purchased the Tuohuangzhe series of rice products, which has a lower gross margin of about 8% in 2021 and 15% in 2020. These sales accounted for 30% and 55% of total revenue for the fiscal years of 2021 and 2020. Moreover, the Company had new sales of various new high gross margin products, such as royal jelly and mushroom products and so on.

To focus on the sale of value-added processed products, the Company’s subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the 2021 fiscal year, the Company incurred $713,722 of investment loss due to the divestment of Lvxin.

During the fiscal years of 2021 and 2020, the Company incurred $255,006 and $557,494, respectively, in operating expenses, the greater portion of which was attributable to administrative expenses (i.e. salaries and office expenses). Salaries and benefits expenses were $102,149 and $157,203, office expenses were $62,146 and $115,550 and professional fees were $140,884 and $191,782, respectively, for the fiscal years of 2021 and 2020, respectively. In response to COVID-19, we have taken steps to reduce operating costs and improve efficiency, including furloughing of our employees and regulating expenditures.

The Company’s operating expenses were partially offset by $134,541 of gain on exchange realized during the 2021 fiscal year. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the decline in the USD to CNY exchange rate from 7.1383 to 6.5565.

The Company’s continuing operations produced a net loss of $218,199 and $503,615 for the fiscal years of 2021 and 2020, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $46,400 from the sale of 31,000 shares during the 2021 fiscal year. As of March 31, 2021, our working capital was negative. Working capital decreased by $463,811 during the 2021 fiscal year, primarily due to our net loss for that period and the Company’s divestment of Lvxin.

The largest components of working capital at March 31, 2021 were cash of $70,506 and inventories of $121,726, which were offset by $164,270 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the years ended March 31, 2021 and 2020.

	For the Years Ended March 31,		Change
	2021	2020	$
Net cash (used in) operating activities	$(44,351)	$(524,933)	$480,582
Net cash (used in) investing activities	(1,343)	(1,318)	(25)
Net cash provided by financing activities	46,400	771,247	(724,847)
Effect of exchange rate fluctuation on cash and cash equivalents	(172,374)	(15,775)	(156,599)
Net (decrease) increase in cash and cash equivalents	(171,668)	229,221	(400,889)
Cash and cash equivalents, beginning of year	242,174	12,953	229,221
Cash and cash equivalents, end of year	$70,506	$242,174	$(171,668)

During the 2021 fiscal year, our operations used net cash of $44,351. Net cash was used primarily due to the $218,199 of net loss from continuing operations partially offset by increased customer deposits of $66,708 and non-cash expenses for the amortization of prepaid expenses of $39,899. During the 2020 fiscal year, the Company recorded $524,933 of cash used in operating activities, primarily due to the net loss of $446,602 during that period.

The Company’s only investing activity during the 2021 fiscal was the distribution of $1,343 of cash in connection with the sale of the discontinued operations. Our financing activities during the 2021 fiscal year generated $46,400 from the sale of common stock. During the 2020 fiscal year, our financing activities generated $771,247, including $734,617 from sales of common stock and $36,630 of loans from related parties.

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

In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful.

On November 6, 2020 Organic Agricultural Company Limited (“Organic Agricultural”) entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. was incorporated in Xiamen, China on November 5, 2020, and is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. Each party was to provide capital resources to Tianci Wanguan in proportion to its ownership percentage. The Cooperation Agreement provided that Organic Agricultural was to issue shares of its common stock to Unbounded if certain technological goals specified in the Cooperation Agreement were achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan were met. Within sixty days after these conditions were to be satisfied, Organic Agricultural was to implement a 4.9-for-1 stock split, following which it was to issue 20 million common shares to Unbounded. Tianci Wanguan has not had any operations, assets and liabilities since its inception. Since certain technological goals specified in the Cooperation Agreement were not achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan were not met, the Cooperation Agreement automatically became null and void. The Company and Unbounded IOT Block Chain Limited are looking for other cooperation proposals.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Organic Agricultural Company Limited.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organic Agricultural Company Limited (the “Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported a net loss of approximately $931,000 for the year ended March 31, 2021. At March 31, 2021, the Company has a significant working capital deficiency of approximately $145,000, an accumulated deficit of approximately $2,684,000 and a shareholders’ deficit of approximately $127,000 and has had to rely on additional borrowings and financing to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

/s/ Wei, Wei & Co., LLP

We have served as the Company’s auditor since 2017.

Flushing, New York

June 29, 2021

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

	March 31,	March 31,
	2021	2020
Assets
Current assets:
Cash	$70,506	$240,834
Accounts receivable	3,168	5,212
Prepaid expenses	11,501	48,789
Inventories	121,726	56,610
Other receivables	8,416	13,105
Current assets, discontinued operations (Note 3)	-	558,425
Total current assets	215,317	922,975

Property plant and equipment, net	-	4,498
Operating lease right-of-use asset	18,330	25,727
Non-current assets, discontinued operations (Note 3)	-	1,981,547
Total assets	$233,647	$2,934,747

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable and accrued expenses	$66,394	$69,437
Customer deposits	164,270	88,131
Due to related parties	89,739	84,288
Operating lease liabilities (current)	37,617	18,630
Other payables	2,435	8,411
Current liabilities, discontinued operations (Note 3)	-	335,405
Total current liabilities	360,455	604,302

Non-current liabilities, discontinued operations (Note 3)	-	1,424,600
Total liabilities	360,455	2,028,902

Shareholders’ (deficit) equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and 2020	-	-
Common stock; $0.001 par value, 74,000,000 shares authorized; 11,724,836 and 11,693,836 shares issued and outstanding at March 31, 2021 and 2020, respectively	11,725	11,694
Additional paid-in capital	2,659,423	2,612,954
(Deficit)	(2,684,213)	(1,752,671)
Other comprehensive income (loss)	(113,743)	9,891
Total shareholders’ (deficit) equity of the Company	(126,808)	881,868
Non-controlling interest	-	23,977
Total shareholders’ (deficit) equity	(126,808)	905,845
Total liabilities and shareholders’ (deficit) equity	$233,647	$2,934,747

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

	For the Year Ended March 31,
	2021	2020
Revenue	$126,922	$237,476
Cost of sales	87,760	185,114
Gross profit	39,162	52,362

Selling, general and administrative expenses	255,006	557,494
Operating (loss)	(215,844)	(505,132)
Other (loss) income	(2,355)	1,517
(Loss) before provision for income taxes	(218,199)	(503,615)
Provision for income taxes	-	-
Net (loss) from continuing operations	(218,199)	(503,615)
(Loss) on the sale of discontinued operations, net of income taxes	(713,722)	-
Income from discontinued operations, net of income taxes (Note 3)	743	57,013
Total (loss) income from discontinued operations	(712,979)	57,013
Net (loss)	(931,178)	(446,602)
Less: net income from discontinued operations attributable to non-controlling interests	364	27,936
Net (loss) attributable to common shareholders	$(931,542)	$(474,538)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(218,199)	$(503,615)
Net (loss) income from discontinued operations	(713,343)	29,077
Net (loss) attributable to common shareholders	$(931,542)	$(474,538)

(Loss) per share continuing operations – basic and diluted	$(0.02)	$(0.04)
(Loss) per share discontinued operations – basic and diluted	(0.06)	-
Basic and diluted (loss) per share	$(0.08)	$(0.04)
Weighted average number of shares outstanding- basic and diluted	11,723,383	11,414,862

Other comprehensive (loss):
Net (loss)	$(931,178)	$(446,602)
Foreign currency translation adjustment	(123,197)	3,646
Comprehensive (loss)	(1,054,375)	(442,956)
Less: comprehensive income attributable to non-controlling interests	(801)	(20,218)
Comprehensive (loss) attributable to the common shareholders	$(1,055,176)	$(463,174)

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2019	11,167,736	$11,168	$1,833,730	$(1,278,133)	$(1,473)	$565,292	$3,759	$569,051
Net (loss)	-	-	-	(474,538)	-	(474,538)	27,936	(446,602)
Sale of common shares	526,100	526	779,224	-	-	779,750	-	779,750
Foreign currency translation adjustment	-	-	-	-	11,364	11,364	(7,718)	3,646
Balance at March 31, 2020	11,693,836	11,694	2,612,954	(1,752,671)	9,891	881,868	23,977	905,845
Net (loss)	-	-	-	(931,542)	-	(931,542)	364	(931,178)
Sale of common shares	31,000	31	46,469	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(123,634)	(123,634)	437	(123,197)
Divestment of Lvxin	-	-	-	-	-	-	(24,778)	(24,778)
Balance at March 31, 2021	11,724,836	$11,725	$2,659,423	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

	For the Year Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net (loss) income from discontinued operations	$(712,979)	$57,013
Net (loss) from continuing operations	(218,199)	(503,615)
Depreciation and amortization	4,704	4,075
Changes in operating assets and liabilities, discontinued operations	724,965	(56,862)
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	2,386	(5,304)
Prepaid and deferred expenses	39,899	(3,302)
Inventories	(21,877)	22,696
Right-of-use asset	9,177	-
Other receivables	5,565	4,772
Accounts payable and accrued expenses	(5,199)	14,021
Customer deposits	66,708	(68,652)
Due to related parties	41,450	43,351
Lease liability	16,899	(18,939)
Other payables	2,150	(14,187)
Net cash (used in) operating activities	(44,351)	(524,933)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(1,318)
Cash disbursed on divestment of Lvxin	(1,343)	-
Net cash (used in) investing activities	(1,343)	(1,318)

Cash Flows from Financing Activities
Proceeds from sale of common stock	46,400	734,617
Proceeds from related parties’ loans	-	36,630
Net cash provided by financing activities	46,400	771,247

Effect of exchange rate fluctuations on cash	(172,374)	(15,775)
Net (decrease) increase in cash	(171,668)	229,221

Cash, beginning of year-continuing operations	240,834	11,695
Cash, beginning of year-discontinued operations	1,340	1,258
Cash, beginning of year	242,174	12,953
Cash, end of year-continuing operations	70,506	240,834
Cash, end of year-discontinued operations	-	1,340
Cash, end of year	$70,506	$242,174

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$(713,722)	$-
Divestment of Lvxin	$203,319	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At March 31, 2021, the Company’s subsidiaries were:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

On April 24, 2020 Tianci Liangtian entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxinqi. Tianci Liangtian also waived a repayment of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company’s Board of Directors.

The business of Lvxin was growing paddy rice. The divestment of Lvxin by Tianci will enable Tianci to focus on its other business: processing and marketing food stuffs.

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the divestment are unaudited, but the March 31, 2020 balance sheet information has been derived from the Company’s historical audited annual reports. The comprehensive income related to Lvxin has not been segregated and is included in the Consolidated Statements of Comprehensive Income for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year’s presentation as a result of the divestment of Lvxin.

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. was incorporated in Xiamen, China on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. Each party had committed to provide capital resources to Tianci Wanguan in proportion to its ownership percentage. The Cooperation Agreement provided that Organic Agricultural was to issue shares of its common stock to Unbounded if certain technological goals specified in the Cooperation Agreement were achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan were met. Within sixty days after these conditions were satisfied, Organic Agricultural was to implement a 4.9-for-1 stock split and following was to issue 20 million common shares to Unbounded. Tianci Wanguan did not have any assets, liabilities or operations since its inception. Since the goals specified in the Cooperation Agreement were not achieved and the revenue goals and other targets that Organic Agricultural and Unbounded set for Tianci Wanguan were not met, the Cooperation Agreement automatically became null and void. The Company and Unbounded IOT Block Chain Limited are looking for other cooperation proposals.

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

The Company’s operations have been financed primarily by proceeds from sales of shares. The Company received $46,400 during the 2021 fiscal year and subsequently, $920,000 in April 2021 from sales of shares. These funds were used for working capital. Hao Shuping, Shen Zhenai, Xun Jianjun were the primary sources of financing for the early operations of the entity and will continue to provide support in the future if there is a need for additional financing.

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

The Company’s subsidiaries as of March 31, 2021 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of March 31, 2021 and 2020.

Revenue recognition

Effective April 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Given the nature of this revenue generated by the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not include estimates that materially affect results of operations nor does the Company have any policy for return of products.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at March 31, 2021 and 2020, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

For the years ended March 31,
		2021	2020
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.5565/7.7744	7.0896/7.7529
Revenue and expenses	period average	6.7791/7.7527	6.9662/7.8164

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred income taxes for the differences between the basis of assets and liabilities for financial statements and income tax purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses and for tax credit carryforwards. Valuation allowances are established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretations, judgments and uncertainties. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policies, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the deferred tax asset valuation allowance.

China

According to the “PRC Income Tax Law”, Tianci Liantian, Tianci Wanguan and Yuxinqi are subject to the 25% standard enterprise income tax rate in the PRC.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. No equity instruments were granted during the years ended March 31, 2021 and 2020, and no share-based compensation expense has been recognized.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$76,000). As of March 31, 2021, the Company had no balances in excess of the insurance amounts.

During the fiscal year of 2021, major customers Jiufu Zhenyuan, Shouhang Commerce and Huiye generated 31%, 27% and 22% of revenue, respectively. During the fiscal year of 2020, Beiqinhai, Huiye and Jiufu Zhenyuan generated 33%, 24% and 24% of revenue, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on April 30, 2020, the Company completed the divestment of Lvxin and the requirements for the presentation of Lvxin as a discontinued operation were met on that date. Accordingly, Lvxin’s historical financial information and results are reflected in the Company’s consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes in the Consolidated Statements of Operations. The following table presents the financial results of Lvxin for the reporting periods prior to April 30, 2020.

	For the years ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net sales	$37,317	$774,232
Cost of sales	36,574	717,155
Gross profit	743	57,077
Selling, general and administrative expenses	-	499
Operating income	743	56,578
Other income (loss)	-	435
Income before income taxes	743	57,013
Income tax (expense) benefit	-	-
Income from discontinued operations, net of income taxes	743	57,013
Less: net income attributable to non-controlling interest	(364)	(27,936)
Net income from discontinued operations attributable to controlling interest	$379	$29,077

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of March 31, 2021 and 2020, prepayments and deferred expenses were as follows:

	March 31, 2021	March 31, 2020
Prepayments for expenses	$370	$32,882
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,715	5,643
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	5,416	10,264
Total	$11,501	$48,789

NOTE 5. INVENTORIES

Inventories are comprised of raw materials and finished goods (including processed rice and other agricultural products).

Raw materials include all costs of materials purchased to process the Company’s products.

Processed goods, rice and other products includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company’s inventories are all non-perishable products, and there is no reserve. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	March 31, 2021	March 31, 2020
Rice and other products	$112,132	$41,153
Packing and other materials	9,594	15,457
Total inventories at cost	$121,726	$56,610

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the fiscal years of 2021 and 2020 is as follows:

	For the years ended March 31,
	2021	2020
United States	$(58,858)	$(311,432)
Foreign	(159,341)	(192,183)
(Loss) before income taxes	$(218,199)	$(503,615)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31, 2021	March 31, 2020
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of March 31, 2021, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $890,000 in the PRC that expire in 2024. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $222,000 and $166,000 related to its operations in the PRC as of March 31, 2021 and 2020, respectively. The PRC valuation allowance has increased by approximately $56,000 and $64,000 for the year ended March 31, 2021 and 2020, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $556,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses. Accordingly, management provided a 100% valuation allowance of approximately $117,000 and $83,000 against the net deferred tax assets related to the Company’s United States operations as of March 31, 2021 and 2020, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $34,000 and $40,000 for the years ended March 31, 2021 and 2020, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has its operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax years that remain subject to examination by jurisdiction.

The year as of
U.S. Federal	March 31, 2019

China	December 31, 2017

United States

The Company is subject to the U.S. corporation tax rate of 21%.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian, Yuxinqi and Tianci Wanguan are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended March 31, 2021 and 2020.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. OTHER PAYABLES

Other payables consisted of the following as of the periods indicated:

	March 31,
	2021	2020
Advances for purchase of shares	$-	$8,167
Other	2,435	244
	$2,435	$8,411

As of March 31, 2020, the Company had received $8,167 as an advance for the purchase of common shares, of which $7,500 was refunded on April 3, 2020.

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2021	2020
Hao Shuping	$-	$38,874
Shen Zhenai	81,341	37,647
Xun Jianjun	8,398	7,767
	$89,739	$84,288

Hao Shuping is the largest shareholder of the Company, Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

During the year ended March 31, 2021, Hao Shuping purchased agricultural products from the Company totaling $8,996.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$44,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 20, 2020, the contract expired. Because of the COVID-19 pandemic, the renewal was delayed. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB184,005 (approximately US$28,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. As of March 31, 2021 and 2020, US$37,617 and $18,630 were accounted as lease liabilities (current), $18,330 and $25,727 were accounted as a lease right-of-use asset, respectively.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the years ended March 31, 2021 and 2020, the amortization was $26,076 and $39,273, respectively.

As of March 31, 2021, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

As of March 31
2021
Assets
Right-of-use asset (non-current)	$18,330
Total	$18,330

Liabilities
Lease liability (current)	$37,617
Total	$37,617

Office lease:
Remaining Lease Term	1 year, renewal option
Incremental borrowing rate	4.9%

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31
2022	$39,460
Thereafter	-
Total	39,460
Less: imputed interest	1,843
Total	$37,617

Reconciliation to lease liabilities:
Lease liabilities - current	$37,617
Lease Liabilities	$37,617

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of March 31, 2021 and 2020 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of June 29, 2021 except as follows:

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

On April 2, 2021 the Company entered into an agreement with Jilin Jiufu Zhenyuan Technology Development Co., Ltd (“Jilin Jiufu”), to sell 4,119,500 shares of the Company’s common stock to Jilin Jiufu for a total of 6,000,000 Renminbi (approximately US $920,000). On April 15, 2021, Jilin Jiufu paid in full for the shares. The Company also agreed to increase the number of directors by one and appoint a nominee to be named by Jilin Jiufu. On April 6, 2021, the Company’s Board of Directors increased the number of members of the Board of Directors from four to five, and elected Yongchun Zhang to serve as a member of the Board of Directors in accordance with this agreement. After this election, it had met the agreement with Jinlin Jiufu.

The Company has entered into agreements with 25 market development partners for the period from April 1, 2021 to December 31, 2021. During this period, the market development partners are to promote and develop sales business according to the Company’s requirements. As incentive, the Company issued 345,000 common shares to the 25 market development partners at the unit price of USD2.2 per share (closing price on March 23, 2021) on April 12, 2021 valued at USD759,000.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2021. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2021 for the purposes described in this paragraph.

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

As of March 31, 2021, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended March 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Shen Zhenai	59	President, Chairman of the Board	2018
Xun Jianjun	51	Chief Executive Officer and Director	2018
Cao Yongmei	52	Chief Financial Officer and Director	2018
Hao Shuping	63	Director	2018
Yongchun Zhang	55	Director	2021

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

Cao Yongmei, Chief Financial Officer and Director

Ms. Cao has served as our Chief Financial Officer (“CFO”) since we were organized. From 2008 to 2016, Ms. Cao served as Operations Vice President of Harbin Saint Jetta Trade Co., Ltd. From 1994 to 2004, she served as manager of China Metallurgical Import and Export Harbin Company. Previously, Ms. Cao was employed as an Accountant by the Finance Department of the Harbin University of Technology. Ms. Cao served in progressive roles in accounting management, strategic planning and company control, obtaining advanced knowledge about company operations. Ms. Cao earned a degree with a major in Industrial Accounting from Dalian Institute of Economic Management.

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

Yongchun Zhang, Director

In 2018 Mr. Zhang founded Jilin Juhaoqing Technology Development Group Co., Ltd. and Jilin Jiufu Zhenyuan Technology Development Co, Ltd, and has managed those two companies since their formation. Since 2007, Mr. Zhang has managed two other companies that he organized: Beijing Juhaoqing International Investment Management Co., Ltd. and Beijing Natural Food Co., Ltd. From 1993 to 2007 Mr. Zhang was involved in a variety of businesses located in Qingdao, China. From 1987 to 1993, he was the principal of a primary school in Ren Wangkui County, China.

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

Board Committees

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We do, however, recognize the importance of good corporate governance and intend to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, when our resources permit and the level of our operations justifies the improvement.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended March 31, 2021 and 2020. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during the year ended March 31, 2021.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Comp.	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xun Jianjun	2021	18,302	-	-	-	-	-	-	18,302
CEO	2020	17,226	-	-	-	-	-	-	17,226
Cao Yongmei	2021	-	-	-	-	-	-	-	-
CFO	2020	-	-	-	-	-	-	-	-

Amounts of compensation for 2021 and 2020, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of March 31, 2021 and 2020, respectively.

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

The percentage ownership information shown in the table below is calculated based on 16,189,336 shares of our common stock issued and outstanding as of June 29,2021. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
		of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Shen Zhenai	100,000	0.62%
	President, Chairman of the board.	Direct
Common Stock	Xun Jianjun	900,000	5.56%
	CEO, Director	Direct
Common Stock	Cao Yongmei	100,000	0.62%
	CFO, Director	Direct
Common Stock	Hao Shuping	4,880,000	30.14%
	Director	Direct
Common Stock	Jilin Jiufu Zhenyuan Technology Development Co., Ltd	4,119,500	25.45%
	Director	Direct
	All Officers and Directors as a Group (4 persons)	10,099,500	62.39%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2021	2020
Hao Shuping	$-	$38,874
Shen Zhenai	81,341	37,647
Xun Jianjun	8,398	7,767
	$89,739	$84,288

Hao Shuping is the largest shareholder of the Company, Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

During the year ended March 31, 2021, Hao Shuping purchased agricultural products from the Company totaling $8,996.

Except as set forth above, there have been no transactions since the beginning of the 2021 fiscal year, or any currently proposed transaction, in which Organic Agricultural Company Limited or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of the Company at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Company’s Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14.	Principal Accounting Fees and Services.

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accounting firm on November 2, 2018.

The following table shows the fees that were billed for the audit and other services provided by Wei, Wei & Co., LLP for the fiscal years ended March 31, 2021 and 2020.

	Year Ended March 31,
	2021	2020
Audit fees	$79,000	$77,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of Registrant(1)
3.2	Bylaws of Registrant(1)
10.1	Equity Transfer Agreement of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative dated April 24, 2020. - filed as an exhibit to the Current Report on Form 8-K filed on May 11, 2020 and incorporated herein by reference.
10.2	Office leasing agreement- Tianci Liangtian Office(1)
10.3	Cooperation Agreement dated November 9, 2020 between Organic Agricultural Company Limited and Unbounded IOT Block Chaim Limited - filed as an exhibit to the Current Report on Form 8-K filed on November 12, 2020 and incorporated herein by reference.
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226810), filed on August 13, 2018, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	June 29, 2021
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	June 29, 2021
Yongmei Cao	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on June 29, 2021 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jianjun Xun	Chief Executive Officer
Jianjun Xun	(Principal Executive Officer); Director

/s/ Yongmei Cao	Chief Financial Officer
Yongmei Cao	(Principal Financial and Accounting Officer); Director

/s/ Shen Zhenai	Director
Shen Zhenai

/s/ Hao Shuping	Director
Hao Shuping