Form 10-Q
period 2021-06-30
Organic Agricultural Co Ltd
filed 2021-08-16
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

(EXPRESSED IN US DOLLARS)

	June 30,	March 31,
	2021	2021
	Unaudited
Assets
Current assets:
Cash	$884,311	$70,506
Accounts receivable	20,361	3,168
Prepaid expenses	9,793	11,501
Inventories	138,641	121,726
Other receivables	14,829	8,416
Total current assets	1,067,935	215,317

Operating lease right-of-use asset	12,406	18,330
Total assets	$1,080,341	$233,647

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$58,439	$66,394
Customer deposits	165,693	164,270
Due to related parties	91,074	89,739
Operating lease liabilities	28,493	37,617
Other payables	923	2,435
Total current liabilities	344,622	360,455
Total liabilities	344,622	360,455

Shareholders’ equity (deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and March 31, 2021	-	-
Common stock; $0.001 par value, 74,000,000 shares authorized; 16,189,336 and 11,724,836 shares issued and outstanding at June 30, 2021 and March 31, 2021, respectively	16,190	11,725
Additional paid-in capital	4,333,958	2,659,423
(Deficit)	(3,474,912)	(2,684,213)
Other comprehensive (loss)	(139,517)	(113,743)
Total shareholders’ equity (deficit)	735,719	(126,808)
Total liabilities and shareholders’ equity (deficit)	$1,080,341	$233,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2021	2020
Revenue	$30,091	$68,528
Cost of sales	20,680	39,349
Gross profit	9,411	29,179

Selling, general and administrative expenses	800,123	61,854
Operating (loss)	(790,712)	(32,675)
Other income	13	382
(Loss) before provision for income taxes	(790,699)	(32,293)
Provision for income taxes	-	-
Net (loss) from continuing operations	(790,699)	(32,293)
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)
Income from discontinued operations, net of income taxes (Note 3)	-	743
Net (loss) income from discontinued operations	-	(712,979)
Net (loss)	(790,699)	(745,272)
Less: net income from discontinued operations attributable to non-controlling interests	-	364
Net (loss) attributable to common shareholders	$(790,699)	$(745,636)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(790,699)	$(32,293)
Net (loss) from discontinued operations	-	(713,343)
Net (loss) attributable to common shareholders	$(790,699)	$(745,636)

(Loss) per share continuing operations – basic and diluted	$(0.05)	$0.00
(Loss) per share discontinued operations – basic and diluted	0.00	(0.06)
Basic and diluted (loss) per share	$(0.05)	$(0.06)
Weighted average number of shares outstanding- basic and diluted	14,545,142	11,718,682

Other comprehensive (loss):
Net (loss)	$(790,699)	$(745,272)
Foreign currency translation adjustment	(25,774)	(2,958)
Comprehensive (loss)	(816,473)	(748,230)
Less: comprehensive income attributable to non-controlling interests	-	801
Comprehensive (loss) attributable to the common shareholders	$(816,473)	$(749,031)

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2020	11,693,836	11,694	2,612,954	(1,752,671)	$9,891	$881,868	23,977	905,845
Net (loss)	-	-	-	(745,636)	-	(745,636)	364	(745,272)
Sale of common shares	31,000	31	46,469	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Balance at June 30, 2020	11,724,836	$11,725	$2,659,423	$(2,498,307)	$6,496	$179,337	$24,778	$204,115

Balance at March 31, 2021	11,724,836	$11,725	$2,659,423	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	4,119,500	4,120	915,880	-	-	920,000	-	920,000
Shares issued as compensation	345,000	345	758,655	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021	16,189,336	$16,190	$4,333,958	$(3,474,912)	$(139,517)	$735,719	$-	$735,719

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(790,699)	$(32,293)
Net (loss) from discontinued operations	-	(712,979)
Shares issued as compensation	759,000	-
Depreciation and amortization	6,202	705
Changes in operating assets and liabilities, discontinued operations	-	713,722
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(17,140)	3,137
Prepaid and deferred expenses	1,883	(14,165)
Inventories	(15,052)	67,010
Other receivables	(6,281)	6,053
Accounts payable and accrued expenses	(8,357)	(16,758)
Customer deposits	(1,086)	19,953
Due to related parties	(1,335)	(45,503)
Lease liability	(9,696)	9,652
Other payables	(1,525)	(16)
Net cash (used in) operating activities	(84,086)	(1,482)

Cash Flows from Investing Activities
Cash disbursed on divestment of Lvxin	-	(1,343)
Net cash (used in) investing activities	-	(1,343)

Cash Flows from Financing Activities
Proceeds from sale of common stock	920,000	38,900
Net cash provided by financing activities	920,000	38,900

Effect of exchange rate fluctuations on cash	(22,109)	4,247
Net increase in cash	813,805	40,322

Cash, beginning of year-continuing operations	70,506	240,834
Cash, beginning of year-discontinued operations	-	1,340
Cash, beginning of year	70,506	242,174
Cash, end of year-continuing operations	884,311	282,496
Cash, end of year-discontinued operations	-	-
Cash, end of year	$884,311	$282,496

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$-	$(713,722)
Divestment of Lvxin	$-	$203,319
Operating ROU assets obtained in exchange for lease liabilities	$28,493	$18,682
Shares issued for compensation	$759,000	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At June 30, 2021, the Company’s subsidiaries were:

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

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The comprehensive income related to Lvxin has not been segregated and is included in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

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

On July 19, 2021 the parties executed a supplement to the Cooperation Agreement. The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must have made a profit of five million Renminbi (approximately $774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. Any profits generated by Tianci Wanguan will be held for use by that company.

The Supplementary Agreement further provides that, after implementing a 5.16 -for-1 stock split contemplated by the Cooperation Agreement and the supplement, Organic Agricultural will issue 10 million shares of its common stock to Unbounded with one month after signing of the Supplementary Agreement. The certificate for the shares will be held by Chen Zewu, who will vote the shares in accordance with the direction he receives from Hao Shuping, a member of the Organic Agricultural Board of Directors. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded.

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

The Company’s operations have been financed primarily by proceeds from sales of shares. The Company received $920,000 in April 2021 from sales of shares. The Company intends to use these funds for working capital.

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with Organic Agricultural Company’s audited financial statements and accompanying notes thereto as of and for the year ended March 31, 2021 included in Company’s current report on Form 10-K as filed with the SEC on June 29, 2021.

The Company’s condensed consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries.

The Company’s subsidiaries as of June 30, 2021 are listed as follows:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. One significant item subject to such estimates and assumptions is the inventory valuation allowance. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of June 30, 2021 and March 31 2021.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, operating lease liability, customer deposits, due to related parties, and other payables. As at June 30, 2021 and March 31, 2021, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

Functional currency and foreign currency translation

An entity’s functional currency is the currency of the primary economic environment in which it operates. Normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Chinese Renminbi (“RMB’), except the functional currency of Organic Agricultural HK is the Hong Kong Dollar (“HKD”), and the functional currency of Organic Agricultural Samoa and Organic Agricultural is the United States dollar (“US Dollars” “USD” or “$”). The reporting currency of these condensed consolidated financial statements is in US Dollars.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended June 30,				March 31,
	2021		2020		2021
	(USD to RMB/USD to HKD)		(USD to RMB/USD to HKD)		(USD to RMB/USD to HKD)
Assets and liabilities period end exchange rate	6.4579	/7.7652	7.0697	/7.7504	6.5565	/7.7744
Revenue and expenses period average	6.4596	/7.7655	7.0864	/7.7514	N/A

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the three months ended June 30, 2021, specifically on April 12, 2021, the Company granted a total of 345,000 shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021., $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$77,000). As of June 30, 2021, the Company had RMB5,178,406 (approximately $802,000) in excess of the insurance amounts.

During the three months ended June 30, 2021, one customer, Jiufu Zhenyuan, generated 85% of revenues. During the three months ended June 30, 2020, Shouhang Commerce and Jiufu Zhenyuan generated 44% and 41% of revenue, respectively.

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

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations. The following table presents the financial results of Lvxin for the reporting periods prior to April 30, 2020.

For Three Months ended June 30, 2020
(Unaudited)
Net sales	$37,317
Cost of sales	36,574
Gross profit	743
Selling, general and administrative expenses	-
Operating income	743
Other income (loss)	-
Income before income taxes	743
Income tax (expense) benefit	-
Income from discontinued operations, net of income taxes	743
Less: net income attributable to non-controlling interest	(364)
Net income from discontinued operations attributable to controlling interest	$379

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of June 30, 2021 and March 31, 2021, prepayments and deferred expenses were as follows:

	June 30, 2021	March 31, 2021
	Unaudited
Prepayments for expenses	$17	$370
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,803	5,715
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	3,973	5,416
Total	$9,793	$11,501

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. There is no reserve. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	June 30, 2021	March 31, 2020
	Unaudited
Rice and other products	$126,758	$112,132
Packing and other materials	11,883	9,594
Total inventories at cost	$138,641	$121,726

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three months ended June 30, 2021 and 2020 is as follows:

	For the three months ended June 30,
	2021	2020
	Unaudited
United States	$(777,152)	$(16,580)
Foreign	(13,547)	(15,713)
(Loss) before income taxes	$(790,699)	$(32,293)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30, 2021	June 30, 2020
	Unaudited
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, Tianci Wanguan and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of June 30, 2021, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $903,000 in the PRC that expire in 2025. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $226,000 and $222,000 related to its operations in the PRC as of June 30 and March 31, 2021, respectively. The PRC valuation allowance has increased by approximately $3,000 and $6,000 for the three months ended June 30, 2021 and 2020, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $1,334,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses. Accordingly, management provided a 100% valuation allowance of approximately $280,000 and $117,000 against the net deferred tax assets related to the Company’s United States operations as of June 30, 2021 and March 31, 2021, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $163,000 and $4,000 for the three months ended June 30, 2021 and 2020, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. OTHER PAYABLES

As of June 30 and March 31, 2021, other payables were 923 and 2,435.

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	June 30, 2021	March 31, 2021
	Unaudited
Shen Zhenai	82,547	81,341
Xun Jianjun	8,527	8,398
	$91,074	$89,739

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

During the three months ended June 30, 2021, Hao Shuping, a member of the Company's Board of Directors, purchased agricultural products from the Company totaling $1,487.

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

Operating leases are reflected on our balance sheet within ROU assets and the related operating lease liabilities. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectation regarding the terms.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,549 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$45,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 20, 2020, the contract expired. Because of the COVID-19 pandemic, the renewal was delayed. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB184,005 (approximately US$28,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. As of June 30 and March 31, 2021, US$28,493 and $37,617 were accounted as lease liabilities (current), $12,406 and $18,330 were accounted as a lease right-of-use asset, respectively.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the three months ended June 30, 2021 and 2020, the amortization was $6,202 and $9,652, respectively.

As of June 30, 2021, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

As of June 30,
2021
Unaudited
Assets
Right-of-use asset (non-current)	$12,406
Total	$12,406

Liabilities
Lease liability (current)	$28,493
Total	$28,493

Office lease:

1 year, renewal option
Remaining Lease Term
Incremental borrowing rate	4.9%

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31
2022	$28,493
Thereafter	-
Total	28,493
Less: imputed interest	333
Total	$28,160

Reconciliation to lease liabilities:
Lease liabilities - current	$28,493
Lease Liabilities	$28,493

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of June 30 and March 31, 2021 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of August 16, 2021 except as follows:

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

On July 19, 2021 the Company and Unbounded IOT Block Chain Limited ("Unbounded") executed a supplement to the Cooperation Agreement. The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must have made a profit of five million Renminbi from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. Any profits generated by Tianci Wanguan will be held for use by that company.

The Supplementary Agreement further provides that, after implementing a 5.16 -for-1 stock split contemplated by the Cooperation Agreement and the supplement, Organic Agricultural will issue 10 million shares of its common stock to Unbounded. The certificate for the shares will be held by Chen Zewu, who will vote the shares in accordance with the direction he receives from Hao Shuping, a member of the Organic Agricultural Board of Directors. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be return to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended June 30, 2021 and 2020, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the results of operations during the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		Change
	2021	2020	$	%
Revenue	$30,091	$68,528	$(38,437)	(56%)
Cost of Sales	20,680	39,349	(18,669)	(47%)
Gross Profit	9,411	29,179	(19,768)	(68%)

Total operating costs and expenses	800,123	61,854	738,269	1,194%
(Loss) from operations before other income and income taxes	(790,712)	(32,675)	(758,037)	2,320%
Other income	13	382	(369)	(97%)
(Loss) from operations before income taxes	(790,699)	(32,293)	(758,406)	2,349%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(790,699)	(32,293)	(758,406)	2,349%
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)	713,722	(100%)
Net income from discontinued operations, net of income taxes	-	743	(743)	(100%)
Total net (loss) income from discontinued operations	-	(712,979)	712,979	(100%)
Net (loss)	(790,699)	(745,272)	(45,427)	6%
Less: net income attributable to non-controlling interests	-	364	(364)	(100%)
Net (loss) attributable to common shareholders’	$(790,699)	$(745,636)	$(45,063)	6%

All of the Company’s operations are currently carried out by its subsidiary, Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three months ended June 30, 2021 were lower than during the three months ended June 30, 2020. The decrease in revenue occurred primarily because our principal customers, such as Huiye and Shouhang Commerce, reduced their orders.

The cost of sales of $20,680 and $39,349 for the three months ended June 30, 2021 and 2020, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit of $9,411 and $29,768 with a gross margin of 31.3% and 42.6%, respectively. The decrease in gross margin during the three months ended June 30, 2021, compared to the same period of the previous year was primarily attributable to the reduced price of products and the change of series of products.

To focus on the sale of value-added processed products, the Company’s subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the three months ended June 30, 2020, the Company incurred $713,722 of investment loss due to the divestment of Lvxin.

In April 2021, in order to boost sales, the Company granted a total of 345,000 fully vested shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services. As a result, $759,000 in compensation expense was recognized as advertising and promotion expenses for the three months ended June 30, 2021. Therefore, during the three months ended June 30, 2021 and 2020, the Company incurred $800,123 and $61,854, respectively, in operating expenses. In addition to the advertising and promotion expense in 2021, for the three months ended of June 30, 2021 and 2020, salaries and benefits expenses were $33,014 and $24,280, office expenses were $14,302 and $4,243, professional fees were $18,110 and $16,543 and advertising and promotion expenses were $761,840 and $6,431, respectively.

The Company’s operating expenses were partially offset by $33,345 of gain on exchange realized during the three months ended June 30, 2021. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.4579.

The Company’s continuing operations produced a net loss of $790,699 and $32,293 for the three months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 4,119,500 shares to a single investor during the three months ended June 30, 2021. As of June 30, 2021, our working capital was $723,313, an increase of $868,451 during the three months ended June 30, 2021, primarily due to the sale of 4,119,500 shares.

The largest components of working capital at June 30, 2021 were cash of $884,311 and inventories of $138,641, which were offset by $165,693 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		Change
	2021	2020	$
Net cash (used in) operating activities	$(84,086)	$(1,482)	$(82,604)
Net cash (used in) investing activities	-	(1,343)	1,343
Net cash provided by financing activities	920,000	38,900	881,100
Effect of exchange rate fluctuation on cash and cash equivalents	(22,109)	4,247	(26,356)
Net increase in cash and cash equivalents	813,805	40,322	773,483
Cash and cash equivalents, beginning of year	70,506	242,174	(171,668)
Cash and cash equivalents, end of year	$884,311	$282,496	$601,815

During the three months ended June 30, 2021, our operations used net cash of $84,086. The Company incurred a cash use from operations primarily because it recorded an increase in accounts receivable of $17,140 and an increase in investories by $15,051. During the three months ended June 30, 2020, the Company recorded $1,482 of cash used in operating activities, primarily due to the net loss of $32,293 from continuing operations during that period.

The Company had no investing activity during the three months ended June 30, 2021. The Company’s only investing activity during the three months ended June 30, 2020 was the distribution of $1,343 of cash in connection with the sale of the discontinued operations.

Our financing activities during the three months ended June 30, 2021 generated $920,000 from the sale of common stock. During the three months ended June 30, 2020, our financing activities generated $38,900 from the sale of common stock.

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

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. was incorporated in Xiamen, China on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. Each party committed to provide capital resources to Tianci Wanguan in proportion to its ownership percentage. On July 19, 2021 the parties executed a supplement to the Cooperation Agreement. The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically, that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must have made a profit of five million Renminbi from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. Any profits generated by Tianci Wanguan will be held for use by that company. The Supplementary Agreement further provides that, after implementing a 5.16 -for-1 stock split contemplated by the Cooperation Agreement and the supplement, Organic Agricultural will issue 10 million shares of its common stock to Unbounded. The certificate for the shares will be held by Chen Zewu, who will vote the shares in accordance with the direction he receives from Hao Shuping, a member of the Organic Agricultural Board of Directors. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded.

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

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital, the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2021. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2021 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended June 30, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, as filed with the SEC on June 29, 2021, except as follows:

Changes in United States and China relations, as well as relations with other countries, and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The U.S. government, including the SEC, has made statements and taken certain actions that led to changes to United States and international relations, and will impact companies with connections to the United States or China, including imposing several rounds of tariffs affecting certain products manufactured in China, imposing certain sanctions and restrictions in relation to China and issuing statements indicating enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations and/or international trade, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital, the market price of our shares.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021, that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” it emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tension, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021, the Company recorded two sales of unregistered shares:

On April 2, 2021 the Company entered into an agreement with Jilin Jiufu Zhenyuan Technology Development Co., Ltd (“Jilin Jiufu”), that provides for the sale by the Company to Jilin Jiufu of 4,119,500 shares of the Company’s common stock. On April 15, 2021, Jilin Jiufu paid for the shares by depositing 6,000,000 Renminbi (US$ 920,000) to the account of Heilongjiang Tianci Liangtian Agricultural Technology Development Co., Ltd. The shares were sold in a private offering to an investor who was purchasing for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

On April 12, 2021, the Company issued a total of 345,000 shares with a fair value on the grant date of $2.20 per share to 25 individuals in exchange for sales promotion services during the period from April 12, 2021 through December 31, 2021. The shares were sold in a private offering to investors who were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

 Item 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	August 16, 2021
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	August 16, 2021
Yongmei Cao	(Principal Financial and Accounting Officer)