Form 10-Q
period 2021-09-30
Organic Agricultural Co Ltd
filed 2021-11-18
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and March 31, 2021	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2021 and 2020 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2021 and 2020 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2021 and 2020 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-18

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2021	2021
	Unaudited
Assets
Current assets:
Cash	$741,882	$70,506
Accounts receivable	3,821	3,168
Prepaid expenses	10,346	11,501
Inventories	134,604	121,726
Other receivables	14,574	8,416
Total current assets	905,227	215,317

Operating lease right-of-use asset	5,537	18,330
Total assets	$910,764	$233,647

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$37,594	$66,394
Customer deposits	178,006	164,270
Due to related parties	28,209	89,739
Operating lease liabilities	27,827	37,617
Other payables	1,342	2,435
Total current liabilities	272,978	360,455
Total liabilities	272,978	360,455

Shareholders’ equity (deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and March 31, 2021	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 83,536,974 and 60,500,154 shares issued and outstanding at September 30, 2021 and March 31, 2021	83,537	60,500
Additional paid-in capital	4,266,611	2,610,648
(Deficit)	(3,558,023)	(2,684,213)
Other comprehensive (loss)	(139,577)	(113,743)
Total shareholders’ equity (deficit) of the Company	652,548	(126,808)
Non-controlling interest	(14,762)	-
Total shareholders’ equity (deficit)	637,786	(126,808)
Total liabilities and shareholders’ equity (deficit)	$910,764	$233,647

*	After giving effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$47,955	$30,988	$78,046	$99,516
Cost of sales	31,575	28,441	52,255	67,790
Gross profit	16,380	2,547	25,791	31,726

Selling, general and administrative expenses	114,242	18,730	914,365	80,584
Operating (loss)	(97,862)	(16,183)	(888,574)	(48,858)
Other (loss) income	(11)	1,032	2	1,414
(Loss) before provision for income taxes	(97,873)	(15,151)	(888,572)	(47,444)
Provision for income taxes	-	-	-	-
Net (loss) from continuing operations	(97,873)	(15,151)	(888,572)	(47,444)
(Loss) on the sale of discontinued operations, net of income taxes	-	-	-	(713,722)
Income from discontinued operations, net of income taxes (Note 3)	-	-	-	743
Net (loss) from discontinued operations	-	-	-	(712,979)
Net (loss)	(97,873)	(15,151)	(888,572)	(760,423)
Less: net income from discontinued operations attributable to non-controlling interests	-	-	-	364
Less: net (loss) from continuing operations attributable to non-controlling interests	(14,762)	-	(14,762)	-
Net (loss) attributable to common shareholders	$(83,111)	$(15,151)	$(873,810)	$(760,787)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(83,111)	$(15,151)	$(873,810)	$(47,444)
Net (loss) from discontinued operations	-	-	-	(713,343)
Net (loss) attributable to common shareholders	$(83,111)	$(15,151)	$(873,810)	$(760,787)

(Loss) per share continuing operations – basic and diluted	$0.00	$0.00	$(0.01)	$0.00
(Loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	(0.01)
Basic and diluted (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted, retroactively adjusted to reflect the 5.16-for-1 stock split effected on October 21, 2021	83,536,974	59,520,218	79,341,569	60,484,364

Other comprehensive (loss):
Net (loss)	$(97,873)	$(15,151)	$(888,572)	$(760,423)
Foreign currency translation adjustment	(60)	(58,591)	(25,834)	(61,549)
Comprehensive (loss)	(97,933)	(73,742)	(914,406)	(821,972)
Less: comprehensive (loss) income attributable to non-controlling interests	(14,762)	-	(14,762)	801
Comprehensive (loss) attributable to the common shareholders	$(83,171)	$(73,742)	$(899,644)	$(822,773)

*	After giving effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2020	60,340,194	$60,340	$2,564,308	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss)	-	-	-	(745,636)	-	(745,636)	364	(745,272)
Sale of common shares	159,960	160	46,340	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Balance at June 30, 2020 (unaudited)	60,500,154	60,500	2,610,648	(2,498,307)	6,496	179,337	24,778	204,115

Net (loss)	-	-	-	(15,151)	-	(15,151)	-	(15,151)
Foreign currency translation adjustment	-	-	-	-	(58,591)	(58,591)	-	(58,591)
Balance at September 30, 2020, (unaudited)	60,500,154	$60,500	$2,610,648	$(5,568,062)	$(52,095)	$105,595	$24,778	$130,373

Balance at March 31, 2021	60,500,154	$60,500	$2,610,648	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	21,256,620	21,257	898,743	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021 (unaudited)	83,536,974	83,537	4,266,611	(3,474,912)	(139,517)	735,719	-	735,719

Net (loss)	-	-	-	(83,111)	-	(83,111)	(14,762)	(97,873)
Foreign currency translation adjustment	-	-	-	-	(60)	(60)	-	(60)
Balance at September 30, 2021 (unaudited)	83,536,974	$83,537	$4,266,611	$(3,558,023)	$(139,577)	$652,548	$(14,762)	$637,786

*	After giving effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(888,572)	$(47,444)
Net (loss) from discontinued operations	-	(712,979)
Shares issued as compensation	759,000	-
Depreciation and amortization	12,392	1,428
Changes in operating assets and liabilities, discontinued operations	-	724,221
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(604)	(11,129)
Prepaid and deferred expenses	1,329	(104,577)
Inventories	(11,009)	37,363
Other receivables	(6,023)	5,349
Accounts payable and accrued expenses	(29,192)	(26,671)
Customer deposits	11,236	60,784
Due to related parties	(63,967)	(82,076)
Lease liability	(9,688)	19,534
Other payables	(1,106)	(16)
Net cash (used in) operating activities	(226,204)	(136,213)

Cash Flows from Investing Activities
Cash disbursed on divestment of Lvxin	-	(1,343)
Net cash (used in) investing activities	-	(1,343)

Cash Flows from Financing Activities
Proceeds from sale of common stock	920,000	46,400
Proceeds from advances for purchase of shares	-	106,500
Net cash provided by financing activities	920,000	152,900

Effect of exchange rate fluctuations on cash	(22,420)	9,783
Net increase in cash	671,376	25,127

Cash, beginning of year-continuing operations	70,506	240,834
Cash, beginning of year-discontinued operations	-	1,340
Cash, beginning of year	70,506	242,174
Cash, end of year-continuing operations	741,882	267,301
Cash, end of year-discontinued operations	-	-
Cash, end of year	$741,882	$267,301

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Divestment of Lvxin	$-	$203,319
Operating ROU assets obtained in exchange for lease liabilities	$22,290	$19,413
Shares issued for compensation	$759,000	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At September 30, 2021, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

●	Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK. Tianci Waguan is engaged in developing agricultural applications for blockchain technology.

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

On July 19, 2021 the parties executed a supplement to the Cooperation Agreement. The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must have made a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. Any profits generated by Tianci Wanguan will be held for use by that company.

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

The Company’s subsidiaries as of September 30, 2021 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of September 30, 2021 and March 31 2021.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, operating lease liability, customer deposits, due to related parties, and other payables. As at September 30, 2021 and March 31, 2021, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended September 30,		September 30,
	2021	2020	2021
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities period end exchange rate	6.4580/7.7867	6.8033/7.7501	6.4580/7.7867
Revenue and expenses period average	6.4706/7.7779	6.9201/7.7506	N/A

	For the six months ended September 30,		March 31,
	2021	2020	2021
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities period end exchange rate	6.4580/7.7867	6.8033/7.7501	6.5565 /7.7744
Revenue and expenses period average	6.4651/7.7717	7.0028/7.7510	N/A

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

Earnings (loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, Earnings Per Share. ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income (loss) divided by the weighted average common shares outstanding during the period. Stock splits are given retroactive recognition for earnings (loss) per share.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the six months ended September 30, 2021, specifically on April 12, 2021, the Company granted a total of 345,000 shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$77,000). As of September 30, 2021, the Company had RMB4,180,983 (approximately US$647,000) in excess of the insurance amounts.

During the three months ended September 30, 2021, one customer, Jiufu Zhenyuan, generated 90% of our revenues. During the three months ended September 30, 2020, four customers, Huiye, Qian Li, Hao Shuping and Beiqinhai, generated 32%, 22%, 21% and 17% of our revenues, respectively.

During the six months ended September 30, 2021, one customer, Jiufu Zhenyuan, generated 88% of our revenues. During the six months ended September 30, 2020, three customers, Shouhang Commerce, Jiufu Zhenyuan and Huiye generated 31%, 31% and 15% of our revenue, respectively.

Risks and uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

Recently adopted accounting standards

We do not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial position, statements of operations and cash flows.

Retroactive adjustment for stock split

On October 21, 2021, the Company implemented a 5.16-for-1 forward split of its outstanding common stock.  The Distribution Date will be the date on which FINRA posts a notice of the forward split on its Daily List, at which time Organic Agricultural will issue an additional 4.16 shares of common stock to the holders of each outstanding share of common stock.

The stock split increased the number of shares outstanding and the par value per share remained $0.001. The financial statements and all share and per share amounts have been retroactively adjusted to give effect to this stock split.

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

For the Three and six Months ended September 30, 2020
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. INVENTORIES

The Company’s inventories are all non-perishable products. There is no reserve. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	September 30, 2021	March 31, 2020
	(Unaudited)
Rice and other products	$122,521	$112,132
Packing and other materials	12,083	9,594
Total inventories at cost	$134,604	$121,726

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three and six months ended September 30, 2021 and 2020 is as follows:

	For the three months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
United States	$(75,411)	$(50,788)
Foreign	(22,462)	35,637)
(Loss) before income taxes	$(97,873)	$(15,151)

	For the six months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
United States	$(799,614)	$(67,368)
Foreign	(88,958)	19,924
(Loss) before income taxes	$(888,572)	$(47,444)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, Tianci Wanguan and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of September 30, 2021, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $979,000 in the PRC that expire in 2026. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $245,000 and $222,000 related to its operations in the PRC as of September 30 and March 31, 2021, respectively. The PRC valuation allowance has increased by approximately $22,000 and $1,000 for the six months ended September 30, 2021 and 2020, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $1,356,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses. Accordingly, management provided a 100% valuation allowance of approximately $285,000 and $117,000 against the net deferred tax assets related to the Company’s United States operations as of September 30, 2021 and March 31, 2021, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $168,000 and $15,000 for the six months ended September 30, 2021 and 2020, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	September 30, 2021	March 31, 2021
	(Unaudited)
Shen Zhenai	19,682	81,341
Xun Jianjun	8,527	8,398
	$28,209	$89,739

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

During the six months ended September 30, 2021 and 2020, Hao Shuping, a member of the Company's Board of Directors, purchased agricultural products from the Company totaling $1,487 and $4,853.

NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately US$1,549 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$45,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 20, 2020, the contract expired. Because of the COVID-19 pandemic, the renewal was delayed. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB184,005 (approximately US$28,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. As of September 30, 2021 and March 31, 2021, US$27,827 and US$37,617 were accounted as lease liabilities (current), US$5,537 and US$18,330 were accounted as a lease right-of-use asset, respectively.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the six months ended September 30, 2021 and 2020, the amortization was US$12,392 and US$14,139, respectively.

As of September 30, 2021, the Company has the following amounts recorded on the Company’s consolidated balance sheet:

As of September 30,
2021
(Unaudited)
Assets
Right-of-use asset (non-current)	$5,537
Total	$5,537

Liabilities
Lease liability (current)	$27,827
Total	$27,827

Office lease:

1 year, renewal option
Remaining Lease Term
Incremental borrowing rate	4.9%

Future annual minimum lease payments for non-cancellable operating leases are as follows:

Year Ending March 31
2022	$28,493
Thereafter	-
Total	28,493
Less: imputed interest	666
Total	$27,827

Reconciliation to lease liabilities:
Lease liabilities - current	$27,827
Lease Liabilities	$27,827

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 8. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2021 and March 31, 2021 and through the date of this report.

NOTE 9. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of November 18, 2021 except as follows:

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

On October 6, 2021 Organic Agricultural Company Limited (“Organic Agricultural”) filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State. The Certificate of Amendment:

●	increased the authorized shares of stock to 275,000,000, consisting of 274,000,000 shares of common stock and 1,000,000 shares of preferred stock; and
●	implemented a 5.16-for-1 forward split of the outstanding common stock.

The Effective Time of the increase in authorized shares and forward split was at 6:00 P.M. on October 21, 2021. The Distribution Date will be the date on which FINRA posts a notice of the forward split on its Daily List, at which time Organic Agricultural will issue an additional 4.16 shares of common stock to the holder of each outstanding share of common stock. In the event that any shareholder owns a fractional share as a result of the forward split, Organic Agricultural will issue to that shareholder an additional fraction of a share as is necessary to increase the fractional share to a full share.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and six months ended September 30, 2021 and 2020, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and six months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		Change
	2021	2020	$	%
Revenue	$47,955	$30,988	$16,967	55%
Cost of Sales	31,575	28,441	3,134	11%
Gross Profit	16,380	2,547	13,833	543%

Total operating costs and expenses	114,242	18,730	95,512	510%
(Loss) from operations before other income and income taxes	(97,862)	(16,183)	(81,679)	505%
Other (loss) income	(11)	1,032	(1,043)	(101%)
(Loss) from operations before income taxes	(97,873)	(15,151)	(82,722)	546%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(97,873)	(15,151)	(82,722)	546%
Less: net (loss) attributable to non-controlling interests	(14,762)	-	(14,762)	N/A
Net (loss) attributable to common shareholders’	$(83,111)	$(15,151)	$(67,960)	449%

	For the Six Months Ended September 30,		Change
	2021	2020	$	%
Revenue	$78,046	$99,516	$(21,470)	(22%)
Cost of Sales	52,255	67,790	(15,535)	(23%)
Gross Profit	25,791	31,726	(5,935)	(19%)

Total operating costs and expenses	914,365	80,584	833,781	1,035%
(Loss) from operations before other income and income taxes	(888,574)	(48,858)	(839,716)	1,719%
Other income	2	1,414	(1,412)	(100%)
(Loss) from operations before income taxes	(888,572)	(47,444)	(841,128)	1,773%
Income taxes	-	-	-	-
Net (loss) from continuing operations	(888,572)	(47,444)	(841,128)	1,773%
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)	713,722	(100%)
Net income from discontinued operations, net of income taxes	-	743	(743)	(100%)
Total net (loss) from discontinued operations	-	(712,979)	712,979	(100%)
Net (loss)	(888,572)	(760,423)	(128,149)	17%
Less: net (loss) income attributable to non-controlling interests	(14,762)	364	(15,126)	(4,155%)
Net (loss) attributable to common shareholders’	$(873,810)	$(760,787)	$113,023	15%

All of the Company’s operations are currently carried out by its subsidiary, Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three months ended September 30, 2021 were 55% greater than during the three months ended September 30, 2020. The increase in revenue occurred primarily because our principal customer, Jiufu Zhenyuan, increased its orders. However, sales by Yuxinqi during the six months ended September 30, 2021 were lower than during the six months ended September 30, 2020. The decrease in revenue occurred primarily because our principal customers, such as Huiye and Shouhang Commerce, reduced their orders.

For the periods ended September 30, 2021 and 2020, the cost of sales of $31,575 and $28,441 for the three months, and $52,255 and $67,790 for the six months, respectively, was attributable to the sales of milled rice and other foodstuffs. Those operations yielded a gross profit for the three months periods of $16,380 and $2,547 with a gross margin of 34.2% and 8.2%, and a gross profit for the six months periods of $25,791 and $ 37,726 with a gross margin of 33.0% and 31.9%, respectively. The increase in gross margin during the three months ended September 30, 2021, compared to the same period of the previous year was primarily attributable to changes in customers and the changes in products.

To focus on the sale of value-added processed products, the Company’s subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the three months ended September 30, 2020, the Company incurred $713,722 of investment loss due to the divestment of Lvxin.

In April 2021, in order to boost sales, the Company granted a total of 345,000 fully vested shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services. As a result, $759,000 in compensation expense was recognized as advertising and promotion expenses for the three and six months ended September 30, 2021. Therefore, for the periods ended September 30, 2021 and 2020, the Company incurred operating expenses total $114,242 and $18,730 during the three months ended September 30, 2021 and 2020, and $914,365 and $80,584 during the six months ended September 30, 2021 and 2020, respectively. The components of operating expenses were:

	Three Months Ended Sept. 30		Six Months Ended Sept. 30
	2021	2020	2021	2020
Salaries and benefits	$82,268	$22,356	$115,282	$46,636
Office Expense	16,977	15,812	31,279	20,055
Rentals and leases	6,190	9,882	12,392	19,534
Professional fees	18,310	50,788	36,420	67,331
Exchange (gain) loss	(12,553)	(81,254)	(45,898)	(81,254)
Advertising and promotion expenses	3,050	423	764,890	6,854
Depreciation and amortization	-	723	-	1,428
Total operating expenses	$114,242	$18,730	$914,365	$80,584

The Company’s operating expenses were partially offset by $45,898 and $81,254 of gain on exchange realized during the six months ended September 30, 2021 and 2020, and $12,553 and $81,254 of gain on exchange realized during the six months ended September 30, 2021 and 2020. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.4580.

The Company’s continuing operations produced a net loss of $97,873 and $15,151 for the three months ended September 30, 2021 and 2020, and $888,572 and $47,444 for the six months ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 4,119,500 shares to a single investor during the six months ended September 30, 2021. As of September 30, 2021, our working capital was $632,249, an increase of $776,721 during the six months ended September 30, 2021, primarily due to the cash received from the sale of the 4,119,500 shares.

The largest components of working capital at September 30, 2021 were cash of $741,882 and inventories of $134,604, which were offset by $178,006 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the six months ended September 30, 2021 and 2020.

	For the Six Months Ended September 30,		Change
	2021	2020	$
Net cash (used in) operating activities	$(226,204)	$(136,213)	$(89,991)
Net cash (used in) investing activities	-	(1,343)	1,343
Net cash provided by financing activities	920,000	152,900	767,100
Effect of exchange rate fluctuation on cash and cash equivalents	(22,420)	9,783	(171,668)
Net increase in cash and cash equivalents	671,376	25,127	646,249
Cash and cash equivalents, beginning of year	70,506	242,174	(171,668)
Cash and cash equivalents, end of year	$741,882	$267,301	$474,581

During the six months ended September 30, 2021, our operations used net cash of $226,204. The Company incurred a cash use from operations primarily because it recorded a net loss of $117,180 after adding back our non-cash expenses of $759,000 for stock issues as compensation and depreciation and amortization of $12,392. In addition, we reduced the balance due to related parties by $63,967, decreased accounts payable and accrued expenses by $29,192 and increased inventories by $11,009. During the six months ended September 30, 2020, the Company recorded $136,213 of cash used in operating activities, primarily because it recorded an increase in prepayments and deferred expenses of $104,577 and a decrease in due to related parties of $82,076.

The Company had no investing activity during the six months ended September 30, 2021. The Company’s only investing activity during the six months ended September 30, 2020 was the distribution of $1,343 of cash in connection with the sale of the discontinued operations.

Our financing activities during the six months ended September 30, 2021 generated $920,000 from the sale of common stock. During the six months ended September 30, 2020, our financing activities generated $46,400 from the sale of common stock and the receipt of $106,500 for future shares to be issued.

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

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”), an entity with offices in Xiamen City, Fujian Province. The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. was incorporated in Xiamen, China on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu for the behalf of Unbounded. Each party committed to provide capital resources to Tianci Wanguan in proportion to its ownership percentage. On July 19, 2021 the parties executed a supplement to the Cooperation Agreement. The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically, that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must have made a profit of five million Renminbi from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. Any profits generated by Tianci Wanguan will be held for use by that company. The Supplementary Agreement further provides that, after implementing a 5.16 -for-1 stock split contemplated by the Cooperation Agreement and the supplement, Organic Agricultural will issue 10 million shares of its common stock to Unbounded. The certificate for the shares will be held by Chen Zewu, who will vote the shares in accordance with the direction he receives from Hao Shuping, a member of the Organic Agricultural Board of Directors. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded.

The COVID-19 outbreak has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales and which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and is very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt the economic recovery.

The U.S. government, including the SEC, has made statements and taken actions that have led to changes in relations between the U.S. and China, and will impact companies with connections to the United States or China. Those actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating that it would make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2021. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of September 30, 2021 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended September 30, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Changes in relations between the United States and China and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

The U.S. government, including the SEC, has made statements and taken actions that led to changes in United States relations with China, and will impact companies with connections to the United States or China. Actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing certain sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating its intent to make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on companies with significant connections to the U.S. or to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny of companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares.

Furthermore, the SEC has issued statements primarily focused on companies with significant China-based operations, such as us. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, in which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations. The statement also addressed risks inherent in companies with a Variable Interest Entity, or a VIE structure. We do not have a VIE structure and are not in an industry that is subject to foreign ownership limitations by China. Further, we believe that we have robust disclosures relating to our operations in China, including the relevant risks noted in Chairman Gensler’s statement. However, it is possible that the Company’s periodic reports and other filings with the SEC may be subject to enhanced review by the SEC and this additional scrutiny could affect our ability to effectively raise capital in the United States.

In response to the SEC’s July 30 statement, the China Securities Regulatory Commission (CSRC) announced on August 1, 2021 that “it is our belief that Chinese and U.S. regulators shall continue to enhance communication with the principle of mutual respect and cooperation, and properly address the issues related to the supervision of China-based companies listed in the U.S. so as to form stable policy expectations and create a benign rules framework for the market.” While the CSRC will continue to collaborate “closely with different stakeholders including investors, companies, and relevant authorities to further promote transparency and certainty of policies and implementing measures,” CSRC emphasized that it “has always been open to companies’ choices to list their securities on international or domestic markets in compliance with relevant laws and regulations.”

If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2021, the Company recorded two sales of unregistered shares:

On April 2, 2021 the Company entered into an agreement with Jilin Jiufu Zhenyuan Technology Development Co., Ltd (“Jilin Jiufu”), for the sale by the Company to Jilin Jiufu of 4,119,500 shares of the Company’s common stock. On April 15, 2021, Jilin Jiufu paid for the shares by depositing 6,000,000 Renminbi (US$ 920,000) to the account of Heilongjiang Tianci Liangtian Agricultural Technology Development Co., Ltd. The shares were sold in a private offering to an investor who was purchasing for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	November 18, 2021
Jianjun Xun	(Principal Executive Officer)

/s/ Yongmei Cao	Chief Financial Officer	November 18, 2021
Yongmei Cao	(Principal Financial and Accounting Officer)