Form 10-Q
period 2021-12-31
Organic Agricultural Co Ltd
filed 2022-03-16
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of the date of filing of this report, there were outstanding 93,536,974 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of December 31, 2021 (Unaudited) and March 31, 2021	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2021 and 2020 (Unaudited)	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2021 and 2020 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2021 and 2020 (Unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-6 – F-18

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND MARCH 31, 2021

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2021	2021
	Unaudited
Assets
Current assets:
Cash	$566,706	$70,506
Accounts receivable	3,905	3,168
Prepaid expenses	89,336	11,501
Inventories	195,638	121,726
Other receivables	48,393	8,416
Total current assets	903,978	215,317

Operating lease right-of-use asset	-	18,330
Total assets	$903,978	$233,647

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$57,260	$66,394
Customer deposits	333,590	164,270
Due to related parties	20,499	89,739
Operating lease liabilities	-	37,617
Other payables	1,699	2,435
Total current liabilities	413,048	360,455
Total liabilities	413,048	360,455

Shareholders’ equity (deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and March 31, 2021	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 83,536,974 and 60,500,154 shares issued and outstanding at December 31, 2021 and March 31, 2021*	83,537	60,500
Additional paid-in capital	4,266,611	2,610,648
(Deficit)	(3,645,489)	(2,684,213)
Other comprehensive (loss)	(166,159)	(113,743)
Total shareholders’ equity (deficit) of the Company	538,500	(126,808)
Non-controlling interest	(47,570)	-
Total shareholders’ equity (deficit)	490,930	(126,808)
Total liabilities and shareholders’ equity (deficit)	$903,978	$233,647

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$164,876	$20,273	$242,922	$119,789
Cost of sales	119,572	14,597	171,827	82,387
Gross profit	45,304	5,676	71,095	37,402

Selling, general and administrative expenses	165,570	56,544	1,079,935	137,128
Operating (loss)	(120,266)	(50,868)	(1,008,840)	(99,726)
Other income (loss)	234	(3,736)	236	(2,322)
(Loss) before provision for income taxes	(120,032)	(54,604)	(1,008,604)	(102,048)
Provision for income taxes	-	-	-	-
Net (loss) from continuing operations	(120,032)	(54,604)	(1,008,604)	(102,048)
(Loss) on the sale of discontinued operations, net of income taxes	-	-	-	(713,722)
Income from discontinued operations, net of income taxes (Note 3)	-	-	-	743
Net (loss) from discontinued operations	-	-	-	(712,979)
Net (loss)	(120,032)	(54,604)	(1,008,604)	(815,027)
Less: net income from discontinued operations attributable to non-controlling interests	-	-	-	364
Less: net (loss) from continuing operations attributable to non-controlling interests	(32,566)	-	(47,328)	-
Net (loss) attributable to common shareholders	$(87,466)	$(54,604)	$(961,276)	$(815,391)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(87,466)	$(54,604)	$(961,276)	$(102,048)
Net (loss) from discontinued operations	-	-	-	(713,343)
Net (loss) attributable to common shareholders	$(87,466)	$(54,604)	$(961,276)	$(815,391)

(Loss) per share continuing operations – basic and diluted	$0.00	$0.00	$(0.01)	$0.00
(Loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	(0.01)
Basic and diluted (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted *	83,536,974	60,500,154	80,750,245	60,484,364

Other comprehensive (loss):
Net (loss)	$(120,032)	$(54,604)	$(1,008,604)	$(815,027)
Foreign currency translation adjustment	(26,824)	(66,316)	(52,658)	(127,865)
Comprehensive (loss)	(146,856)	(120,920)	(1,061,262)	(942,892)
Less: comprehensive (loss) income attributable to non-controlling interests	(32,566)	-	(47,570)	801
Comprehensive (loss) attributable to the common shareholders	$(114,290)	$(120,920)	$(1,013,692)	$(943,693)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2020	60,340,194	$60,340	$2,564,308	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss)	-	-	-	(745,636)	-	(745,636)	364	(745,272)
Sale of common shares	159,960	160	46,340	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(3,395)	(3,395)	437	(2,958)
Balance at June 30, 2020 (unaudited)	60,500,154	60,500	2,610,648	(2,498,307)	6,496	179,337	24,778	204,115

Net (loss)	-	-	-	(15,151)	-	(15,151)	-	(15,151)
Foreign currency translation adjustment	-	-	-	-	(58,591)	(58,591)	-	(58,591)
Balance at September 30, 2020, (unaudited)	60,500,154	60,500	2,610,648	(2,513,458)	(52,095)	105,595	24,778	130,373

Net (loss)	-	-	-	(54,604)	-	(54,604)	-	(54,604)
Foreign currency translation adjustment	-	-	-	-	(66,316)	(66,316)	-	(66,316)
Balance at December 31, 2020, (unaudited)	60,500,154	$60,500	$2,610,648	$(2,568,062)	$(118,411)	(15,325)	$24,778	$9,453

Balance at March 31, 2021	60,500,154	$60,500	$2,610,648	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	21,256,620	21,257	898,743	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021 (unaudited)	83,536,974	83,537	4,266,611	(3,474,912)	(139,517)	735,719	-	735,719

Net (loss)	-	-	-	(83,111)	-	(83,111)	(14,762)	(97,873)
Foreign currency translation adjustment	-	-	-	-	(60)	(60)	-	(60)
Balance at September 30, 2021 (unaudited)	83,536,974	$83,537	4,266,611	(3,558,023)	(139,577)	652,548	(14,762)	637,786

Net (loss)	-	-	-	(87,466)	-	(87,466)	(32,566)	(120,032)
Foreign currency translation adjustment	-	-	-	-	(26,582)	(26,582)	(242)	(26,824)
Balance at December 31, 2021 (unaudited)	83,536,974	$83,537	$4,266,611	$(3,645,489)	$(166,159)	$538,500	$(47,570)	$490,930

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(1,008,604)	$(102,048)
Net (loss) from discontinued operations	-	(712,979)
Shares issued as compensation	759,000	-
Depreciation and amortization	18,796	2,181
Changes in operating assets and liabilities, discontinued operations	-	724,221
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(637)	(7,030)
Prepaid and deferred expenses	(77,407)	39,492
Inventories	(69,824)	(58,457)
Other receivables	(39,636)	5,531
Accounts payable and accrued expenses	(9,908)	(29,864)
Customer deposits	164,295	65,829
Due to related parties	(110,668)	17,316
Lease liability	(38,574)	29,843
Other payables	(763)	602
Net cash (used in) operating activities	(413,930)	(25,363)

Cash Flows from Investing Activities
Cash disbursed on divestment of Lvxin	-	(1,343)
Net cash (used in) investing activities	-	(1,343)

Cash Flows from Financing Activities
Proceeds from sale of common stock	920,000	46,400
Net cash provided by financing activities	920,000	46,400

Effect of exchange rate fluctuations on cash	(9,870)	(138,026)
Net increase (decrease) in cash	496,200	(118,332)

Cash, beginning of year-continuing operations	70,506	240,834
Cash, beginning of year-discontinued operations	-	1,340
Cash, beginning of year	70,506	242,174
Cash, end of year-continuing operations	566,706	123,842
Cash, end of year-discontinued operations	-	-
Cash, end of year	$566,706	$123,842

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Divestment of Lvxin	$-	$203,319
Operating ROU assets and related lease liabilities	$-	$23,708
Shares issued for compensation	$759,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At December 31, 2021, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

●	Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK. Tianci Wanguan is engaged in developing agricultural applications for blockchain technology.

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

(UNAUDITED)( (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

On April 24, 2020 Tianci Liangtian entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci’s 51% interest in the equity of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxinqi. Tianci Liangtian also waived the repayment of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company’s Board of Directors.

The business of Lvxin was growing paddy rice. The divestment of Lvxin by Tianci will enable Tianci to focus on its other business of processing and marketing food stuffs.

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The comprehensive income (loss) related to Lvxin has not been segregated and is included in the Condensed Consolidated Statements of Comprehensive Income for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes in this agreement, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. (“Tianci Wanguan”) was incorporated on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. On July 19, 2021 the parties executed a supplement to the Cooperation Agreement.

The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Unbounded and held by Chen Zewu. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 are unvested and forfeitable, these shares are treated as unissued until they vest when the target described above is met.

The share-based compensation will be measured at grant date, based on the fair value of the award and recognized over its vesting period once it determined that the target will more likely than not be met. After the criteria described above is satisfied, the Company will grant a total of 20,000,000 shares, including the 10,000,000 shares issued on November 23, 2021, with a fair value on the grant date, which is July 19, 2021, of $0.0969 per share to Unbounded. If the target described above is satisfied, $1,938,000 in compensation expense will be recognized under the provisions of ASC 718.

As of December 31, 2021, Tianci Wanguan had begun its operations and had a net loss of $67,000 for the three months ended December 31, 2021. Based on the current net loss of Tianci Wanguan, it is currently not likely that they will meet the performance condition. Accordingly, no compensation expense has been recognized as of December 31, 2021 for these shares.

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 in April 2021 from the sale of shares. The Company intends to use these funds for working capital.

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

The Company’s subsidiaries as of December 31, 2021 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of December 31, 2021 and March 31 2021.

Revenue recognition

The Company follows the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products and contracts by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, operating lease liability, customer deposits, due to related parties, and other payables. As at December 31, 2021 and March 31, 2021, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

For the three months ended December 31,
	2021	2020
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities period end exchange rate	6.3614/7.7974	6.5326/7.7527
Revenue and expenses period average	6.4413/7.7777	6.6228/7.7517

	For the nine months ended December 31,				March 31,
	2021		2020		2021
	(USD to RMB/USD to HKD)		(USD to RMB/USD to HKD)		(USD to RMB/USD to HKD)
Assets and liabilities period end exchange rate	6.3614	/7.7974	6.5326	/7.7527	6.5565/7.7744
Revenue and expenses period average	6.3939	/7.7896	6.8757	/7.7512	N/A

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the nine months ended December 31, 2021, specifically on April 12, 2021, the Company granted a total of 345,000 shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$77,000). As of December 31, 2021, the Company had RMB2,392,447 (approximately US$376,000) in excess of the insurance amounts.

During the three months ended December 31, 2021, one customer, Jiufu Zhenyuan, generated 91% of our revenues. During the three months ended December 31, 2020, Huiye and Jiufu Zhenyuan, generated 20% and 54% of our revenues, respectively.

During the nine months ended December 31, 2021, one customer, Jiufu Zhenyuan, generated 93% of our revenues. During the nine months ended December 31, 2020, three customers, Shouhang Commerce, Jiufu Zhenyuan and Huiye generated 26%, 30% and 21% of our revenue, respectively.

Risks and uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

Recently adopted accounting standards

We do not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the condensed consolidated financial position, statements of operations and cash flows.

Stock split

On October 21, 2021, the Company implemented a 5.16-for-1 forward split of its outstanding common stock.  The Distribution Date was November 18, 2021, at which time Organic Agricultural issued an additional 4.16 shares of common stock to the holders of each outstanding share of common stock.

The stock split increased the number of shares outstanding by 67,347,638. The par value per share remained $0.001. The financial statements in this Report and all share and per share amounts have been retroactively adjusted to give effect to this stock split.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on April 30, 2020 the Company completed the divestment of Lvxin and the requirements for the presentation of Lvxin as a discontinued operation were met on that date. Accordingly, Lvxin’s historical financial information and results are reflected in the Company’s consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Lvxin are presented as income (loss) from discontinued operations, net of income taxes, in the Condensed Consolidated Statements of Operations. The following table presents the financial results of Lvxin.

	For the Three Months ended December 31, 2020	For Nine Months ended December 31, 2020
	(Unaudited)	(Unaudited)
Net sales	$-	$37,317
Cost of sales	-	36,574
Gross profit	-	743
Selling, general and administrative expenses	-	-
Operating income	-	743
Other income (loss)	-	-
Income before income taxes	-	743
Income tax (expense) benefit	-	-
Income from discontinued operations, net of income taxes	-	743
Less: net income attributable to non-controlling interest	-	(364)
Net income from discontinued operations attributable to controlling interest	$-	$379

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. INVENTORIES

The Company’s inventories are all non-perishable products. There is no reserve. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Rice and other products	$170,027	$112,132
Packing and other materials	25,611	9,594
Total inventories at cost	$195,638	$121,726

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three and nine months ended December 31, 2021 and 2020 is as follows:

	For the three months ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
United States	$(29,237)	$(19,373)
Foreign	(90,795)	(35,231)
(Loss) before income taxes	$(120,032)	$(54,604)

	For the nine months ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
United States	$(828,851)	$(86,741)
Foreign	(179,753)	(15,307)
(Loss) before income taxes	$(1,008,604)	$(102,048)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, Tianci Wanguan and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of December 31, 2021, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $1,070,000 in the PRC that expire in 2026. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $267,000 and $222,000 related to its operations in the PRC as of December 31, 2021 and March 31, 2021, respectively. The PRC valuation allowance increased by approximately $45,000 and $11,000 for the nine months ended December 31, 2021 and 2020, respectively.

The Company incurred losses from its United States operations during all periods presented of approximately $1,385,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $291,000 and $117,000 against the net deferred tax assets related to the Company’s United States operations as of December 31, 2021 and March 31, 2021, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $174,000 and $18,000 for the nine months ended December 31, 2021 and 2020, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	December 31, 2021	March 31, 2021
	(Unaudited)
Shouhang	$56,173	$57,622
Beiqinhai	107,146	103,958
Guangjunxing	150,910	-
Others	19,361	2,690
Total customer deposits	$333,590	$164,270

NOTE 7. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	December 31, 2021	March 31, 2021
	(Unaudited)
Shen Zhenai	19,704	81,341
Xun Jianjun	795	8,398
	$20,499	$89,739

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

During the nine months ended December 31, 2021 and 2020, Hao Shuping, a member of the Company's Board of Directors, purchased agricultural products from the Company totaling $1,487 and $4,853, respectively.

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES

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

Operating leases are reflected on our balance sheet within “operating lease right-of-use asset.” Right-of use (“ROU”) assets and the related operating lease liabilities represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease regarding the terms.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 8. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately US$1,549 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$45,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 20, 2020, the contract expired. Because of the COVID-19 pandemic, the renewal was delayed. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB153,758 (approximately US$24,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. Because of the Chinese New Year, the renewed contract was delayed. The Company will liable for rent on a daily basic before renewed contract signed. As of December 31, 2021 and March 31, 2021, Nil and US$37,617 were accounted as lease liabilities (current), Nil and US$18,330 were accounted as a lease right-of-use asset, respectively.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the nine months ended December 31, 2021 and 2020, the amortization was US$14,146 and US$29,843, respectively.

As of December 31, 2021, the lease liability was fully paid off and the Right-of-use asset was fully amortized.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2021 and March 31, 2021 and through the date of this report.

NOTE 10. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of March 16, 2022 except as follows:

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales, which have increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition.

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

Application of Critical Accounting Policies

In preparing our financial statements, we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and nine months ended December 31, 2021 and 2020, there was no estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and nine months ended December 31, 2021 and 2020:

	For the Three Months Ended December 31,		Change
	2021	2020	$	%
Revenue	$164,876	$20,273	$144,603	713%
Cost of Sales	119,572	14,597	104,975	719%
Gross Profit	45,304	5,676	39,628	698%

Total operating costs and expenses	165,570	56,544	109,026	193%
(Loss) from operations before other income (loss) and income taxes	(120,266)	(50868)	(69,398)	136%
Other income (loss)	234	(3,736)	(3,736)	(106%)
(Loss) from operations before income taxes	(120,032)	(54,604)	(65,428)	120%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(120,032)	(54,604)	(65,428)	120%
Less: net (loss) attributable to non-controlling interests	(32,566)	-	(32,566)	N/A
Net (loss) attributable to common shareholders’	$(87,466)	$(54,604)	$(32,862)	60%

	For the Nine months Ended December 31,		Change
	2021	2020	$	%
Revenue	$242,922	$119,789	$123,133	103%
Cost of Sales	171,827	82,387	89,440	109%
Gross Profit	71,095	37,402	33,693	90%

Total operating costs and expenses	1,079,935	137,128	942,807	688%
(Loss) from operations before other income (loss) and income taxes	(1,008,840)	(99,726)	(909,114)	912%
Other income (loss)	236	(2,322)	2,558	(110%)
(Loss) from operations before income taxes	(1,008,604)	(102,048)	(906,556)	888%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(1,008,604)	(102,048)	(906,556)	888%
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)	713,722	(100%)
Net income from discontinued operations, net of income taxes	-	743	(743)	(100%)
Total net (loss) from discontinued operations	-	(712,979)	712,979	(100%)
Net (loss)	(1,008,604)	(815,027)	(193,577)	24%
Less: net (loss) income attributable to non-controlling interests	(47,328)	364	(47,692)	(13,102%)
Net (loss) attributable to common shareholders’	$(961,276)	$(815,391)	$(145,885)	18%

Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, with a short operating history, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three and nine months ended December 31, 2021 were 713% and 103% greater than during the three and nine months ended December 31, 2020, respectively. The increase in revenue occurred primarily because our principal customer, Jiufu Zhenyuan, increased its orders.

For the periods ended December 31, 2021 and 2020, our revenue was attributable to the sales of milled rice and other foodstuffs. The cost of sales of $119,572 and $14,597 for the three months, and $171,827 and $82,387 for the nine months, respectively. Those operations yielded a gross profit for the three months periods of $45,304 and $5,676 with a gross margin of 27.5% and 28.0%, and a gross profit for the nine months periods of $71,095 and $37,402 with a gross margin of 29.3% and 31.2%, respectively.

Until April 2020 the Company’s operations were focused on the production of paddy rice by its subsidiary, Lvxin. To re-focus operations toward the sale of value-added processed products, the Company’s subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the nine months ended December 31, 2020, the Company incurred $713,722 of investment loss due to the divestment of Lvxin.

In April 2021, in order to boost sales, the Company granted a total of 345,000 fully vested shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services. As a result, $759,000 in compensation expense was recognized as advertising and promotion expenses for the nine months ended December 31, 2021. That represented the primary component of the Company’s operating expenses, which totaled $165,570 and $56,544 during the three months ended December 31, 2021 and 2020, and $1,079,935 and $137,128 during the nine months ended December 31, 2021 and 2020, respectively. The components of operating expenses were:

	Three Months Ended Sept. 30		Nine months Ended Sept. 30
	2021	2020	2021	2020
Salaries and benefits	$114,424	$25,974	$229,706	$72,610
Office Expense	31,535	10,669	62,814	30,724
Rentals and leases	11,138	10,309	23,530	29,843
Professional fees	22,624	20,132	59,044	87,463
Exchange (gain) loss	(24,163)	(56,642)	(70,061)	(137,896)
Advertising and promotion expenses	10,012	45,349	774,902	52,203
Depreciation and amortization	-	753	-	2,181
Total operating expenses	$165,570	$56,544	$1,079,935	$137,128

The Company’s operating expenses were partially offset by $24,163 and $56,642 of gain on exchange realized during the three months ended December 31, 2021 and 2020, and $70,061 and $137,896 of gain on exchange realized during the nine months ended December 31, 2021 and 2020. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.3614.

The Company’s continuing operations produced a net loss of $120,032 and $54,604 for the three months ended December 31, 2021 and 2020, and $1,008,604 and $102,048 for the nine months ended December 31, 2021 and 2020, respectively.

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes in this agreement, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. (“Tianci Wanguan”) was incorporated on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. On July 19, 2021 the parties executed a supplement to the Cooperation Agreement.

The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Unbounded and held by Chen Zewu. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 are unvested and forfeitable, these shares are treated as unissued until they vest when the target described above is met.

The share-based compensation will be measured at grant date, based on the fair value of the award and recognized over its vesting period once it determined that the target will more likely than not be met. After the criteria described above is satisfied, the Company will grant a total of 20,000,000 shares, including the 10,000,000 shares issued on November 23, 2021, with a fair value on the grant date, which is July 19, 2021, of $0.0969 per share to Unbounded. If the target described above is satisfied, $1,938,000 in compensation expense will be recognized under the provisions of ASC 718.

As of December 31, 2021, Tianci Wanguan had begun its operations and had a net loss of $67,000 for the three months ended December 31, 2021. Based on the current net loss of Tianci Wanguan, it is currently not likely that they will meet the performance condition. Accordingly, no compensation expense has been recognized as of December 31, 2021 for these shares.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares to a single investor during the nine months ended December 31, 2021. As of December 31, 2021, our working capital was $490,930, an increase of $636,068 during the nine months ended December 31, 2021, primarily due to the cash received from the sale of the 21,256,620 shares.

The largest components of working capital at December 31, 2021 were cash of $566,706 and inventories of $195,638, which were offset by $333,590 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the nine months ended December 31, 2021 and 2020.

	For the Nine months Ended December 31,		Change
	2021	2020	$
Net cash (used in) operating activities	$(413,930)	$(25,363)	$(388,567)
Net cash (used in) investing activities	-	(1,343)	1,343
Net cash provided by financing activities	920,000	46,400	873,600
Effect of exchange rate fluctuation on cash and cash equivalents	(9,870)	(138,026)	128,156
Net increase in cash and cash equivalents	496,200	118,332	614,532
Cash and cash equivalents, beginning of year	70,506	242,174	(171,668)
Cash and cash equivalents, end of year	$566,706	$123,842	$442,864

During the nine months ended December 31, 2021, our operations used net cash of $413,930. The Company incurred a cash use from operations primarily because it recorded a net loss of $1,008,604. The difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation. Our cash uses included a reduction in the balance due to related parties by $110,668, a $77,407 increase in prepaid expenses and a $69,824 increase in inventories. During the nine months ended December 31, 2020, the Company recorded $25,363 of cash used in operating activities, primarily because of its net loss, plus an increase in inventories of $58,457 and a decrease in accounts payable and accrued expenses of $29,864.

The Company had no investing activity during the nine months ended December 31, 2021. The Company’s only investing activity during the nine months ended December 31, 2020 was the distribution of $1,343 of cash in connection with the sale of the discontinued operations.

Our financing activities during the nine months ended December 31, 2021 generated $920,000 from the sale of common stock. During the nine months ended December 31, 2020, our financing activities generated $46,400 from the sale of common stock.

Trends, Events and Uncertainties

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

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales, which have increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreaks interrupt the economic recovery.

The U.S. government, including the SEC, has made statements and taken actions that have led to changes in relations between the U.S. and China, and will impact companies with connections to the United States or China. Those actions by the U.S. government included imposing several rounds of tariffs affecting certain products manufactured in China and imposing sanctions and restrictions in relation to China. Actions by the SEC included issuing statements indicating that it would make enhanced review of companies with significant China-based operations. It is unknown whether and to what extent new legislation, executive orders, tariffs, laws or regulations will be adopted, or the effect that any such actions would have on U.S.-domiciled companies with significant connections to China, our industry or on us. Any unfavorable government policies on cross-border relations, including increased scrutiny on companies with significant China-based operations, capital controls or tariffs, may affect our ability to raise capital and the market price of our shares. If any new legislation, executive orders, tariffs, laws and/or regulations are implemented, if existing trade agreements are renegotiated or if the U.S. or Chinese governments take retaliatory actions due to the recent U.S.-China tensions, such changes could have an adverse effect on our business, financial condition and results of operations, our ability to raise capital and the market price of our shares. Changes in United States and China relations and/or regulations may adversely impact our business, our operating results, our ability to raise capital and the market price of our shares.

Other than the factors listed above we do not know of any trends, events or uncertainties that have had or are reasonably expected to have a material impact on our net sales or revenues or income from continuing operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of December 31, 2021 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended December 31, 2021 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2021, the Company recorded one sale of unregistered shares:

On November 23, 2021, the Company issued a total of 10,000,000 shares with a fair value on the grant date of $0.0969 to Chen Zewu for sales promotion services pursuant to the cooperation agreement and the supplement to the cooperation agreement with Unbounded IOT Block Chain Limited. The shares were sold in a private offering to an investor that was purchasing for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	March 16, 2022
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	March 16, 2022
Wang Qiu	(Principal Financial and Accounting Officer)