Form 10-K
period 2022-03-31
Organic Agricultural Co Ltd
filed 2022-07-14
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Room G504 G506 G509 G510, Building No. 3, Kejichuangxincheng Chuangxinchuangye Plaza,

High and New Technology Industrial Development District,

Harbin City, Heilongjiang Province,

China 150090

Office: +86 (0451) 5152-7001

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐   No ☑

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

The Company carries on business through its subsidiaries with headquarters in Harbin and Xiamen of China. When initially organized, the Company’s operating subsidiaries consisted of 51% owned Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative (“Lvxin”), which grew and distributed unmilled selenium-enriched rice (“paddy”), and Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which marketed agricultural products. On November 5, 2020, Tianci Wanguan (Xiamen) Digital Technology Company Limited, a 51% owned operating subsidiary, was incorporated. In April 2020, the Company sold its 51% interest in Lvxin to the representative of the minority shareholders in Lvxin. The divestment of Lvxin will enable the Company to focus on its other business: processing and marketing food products.

With the sale of Lvxin, the Company’s remaining subsidiaries are:

Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a wholly owned limited company registered in Samoa on December 15, 2017. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong. Organic Agricultural HK wholly owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited and 51% of the registered equity of Tianci Wanguan (Xiamen) Digital Technology Company Limited.

Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a wholly owned limited company registered in Heilongjiang, China on November 2, 2017. Tianci Liangtian owns all of the registered equity of Yuxinqi.

Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Tianci Liangtian organized Yuxinqi to function as a marketing company, selling paddy and other crops to customers in the PRC. Yuxinqi shares offices in Harbin with Tianci Liangtian. Yuxinqi was initially engaged in marketing exclusively for Lvxin, and recorded its first sales in the quarter ended December 31, 2018. As our operations grow, Yuxinqi will undertake a broader range of marketing activities, both for paddy and for other food products.

Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK. In connection with the growing use of blockchain technology in sales, Tianci Wanguan was created to provide software development to customers. At this stage, Tianci Wanguan provides software development services to customers through third-party software development companies.

Our present corporate structure is as follows:

Our Business

Our subsidiary, Yuxinqi, was organized in February 2018. To date, Yuxinqi has devoted its efforts to the marketing and distribution of selenium-enriched agricultural products, primarily paddy rice. Going forward, Yuxinqi intends to continue its focus on the marketing and sale of selenium-enriched products, while enlarging its offerings to include a variety of crop foods as well as processed foods.

The purpose of Tianci Wanguan is to promote the use of blockchain technology in sales, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural industry. Tianci Wanguan was organized in November 2020 based on the Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). Tianci Wanguan’s focus is on providing software development for other customers.

Software Development

In connection with the growing use of blockchain technology in sales, specifically the development of tracing systems for agricultural products, Tianci Wanguan is developing a blockchain-based shopping mall for agricultural products, and related technology for the agricultural industry. In addition, Tianci Wanguan will provide software development to other customers. At this stage, Tianci Wanguan provides software development services to customers through third-party software development companies.

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

All our products come from the Sanjiang Plain. The Sanjiang Plain is noteworthy for, among other things, the relatively high content of selenium in its soil. By focusing on the marketing and distribution of selenium-enhanced rice, the Company hopes to develop a sustainable position in the Chinese rice market.

Operating Licenses

Our products are subject to regulation by governmental agencies in the PRC and Heilongjiang Province. Business and company registrations, along with the products, are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses. Our licenses include:

●	Tianci Liangtian and Yuxinqi operating licenses enable us to undertake agricultural technology development services, primary processing of agricultural products, grain and legume cultivation, and agricultural product sales. (Legally approved projects can be launched after approval by the relevant departments). The registration numbers are 91230100MA1ATNP757 and 91230109MA1AYU4P51, respectively; and they are valid from November 2, 2017 and February 5, 2018, respectively, with no expiration date.

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

The Company offers value-added products, both products based on rice and products based on other food stuffs, such as organic red beans and millet.

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

Employees

As of March 31, 2022, we had 32 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The Company continues to generate operating losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its operating costs over an extended period of time. These factors, among others, caused our independent auditor, in its audit opinion for the fiscal year ended March 31, 2022, to express substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. Nevertheless, there can be no assurance that we would be able to raise the additional funding needed to support our continuing operations, implement our business plans or cover unanticipated costs.

Since we are an early stage company and have not generated significant revenues and have experienced recurring losses, an investment in our shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in implementing our business plans and achieving profitable operations.

Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the effort of expanding our business. Further, we cannot guarantee that we will be successful in realizing sufficient revenues or in achieving or sustaining positive cash flows at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional financing through loans or additional sales of our equity securities to continue business operations, which could dilute the value of any shares you purchase.

COVID-19 has adversely impacted our business and may further impact our business, financial results and liquidity for an unknown period of time.

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic has led to significant disruptions in our distribution operations and supply chains.

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

In addition to the disruption to many aspects of our business operations, the COVID-19 pandemic has adversely impacted overall economic conditions and customer demand. We believe the COVID-19 pandemic could continue to impact customer demand for our products and services and customer spending levels. Recently, there has been an increasing number of COVID-19 cases, including cases involving the COVID-19 Delta and Omicron variants, in multiple cities in China. The Chinese local authorities have reinstated certain measures to keep COVID-19 in check, including compulsory quarantine arrangements, travel restrictions and stay-at-home orders. The reinstatement of these restrictions in early 2022 have adversely affected our operations by, for example, making it more difficult to conduct our sales and marketing and promotional efforts. The COVID-19 global pandemic has resulted in, and may intensify, global economic distress, and the duration and extent of the impact of COVID-19 outbreak is highly uncertain at this time.

We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

We have recently started a software development business, and we may not be successful in this business.

The purpose of Tianci Wanguan is to promote the use of blockchain technology in sales, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural industry. Our new software development business may not be successful. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our marketing efforts will not be successful if we are unable to develop a broad awareness of our brand.

Our business is now primarily focused on the marketing and distribution of selenium-enriched rice paddy and other foodstuffs through our Yuxinqi subsidiary. Food distribution in China is a highly competitive business, with many very large participants in the market. Our plan to increase participation in the market depends on our ability to market our brand as a source for selenium-enriched products. By identifying our brand with the growing market for selenium-enriched foodstuffs, we hope that growth will increase with the value of our brand. If this plan fails to be realized, it will be difficult for us to distinguish Yuxinqi from the many small food distributors who operate with modest profitability, which may prevent our shareholders from realizing value from their investment in the Company.

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

As a smaller marketing company with reporting obligations, we may be at a competitive disadvantage to other food distribution companies. The food distribution industry has low barriers to entry.

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

The development of our business will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers, Shen Zhenai, our President, Chairman of the Board and Director, Xun Jianjun, our Chief Executive Officer and Director, Wang Qiu, our Chief Financial Officer, as well as the continued involvement of Hao Shuping, our Director who brought together the elements of our business. They are developing our business, which will depend on our ability to identify and retain competent employees with the skills required to execute our business objectives. The loss of the services of any of our officers or our failure to timely identify and retain competent personnel could negatively impact our ability to develop our products and sales, which could adversely affect our financial results and impair our growth.

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

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors, which has no independent members, acts as the compensation committee for the Company and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that an executive officer on the board may have influence over his or her personal compensation and benefit levels that may not be commensurate with our financial performance or the market place.

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

Risks Related to Regulation

The recent joint statement by the SEC and PCAOB and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. These developments could add uncertainties to holding and investing in shares of our common stock.

On April 21, 2020, the SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in a “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of directors for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national securities exchange or in the over-the-counter trading market in the U.S. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC announced that it had adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. The SEC will implement a process for identifying such a registrant and any such identified registrant will be required to submit documentation to the SEC establishing that it is not owned or controlled by a governmental entity in that foreign jurisdiction, and will also require disclosure in the registrant’s annual report regarding the audit arrangements of, and governmental influence on, such a registrant.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. This would reduce the time period before our securities may be prohibited from trading or delisted from three years to two years.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 16, 2021, PCAOB issued a report on its determination that the PCAOB is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, a Special Administrative Region of the PRC, because of positions taken by PRC authorities in those jurisdictions. The PCAOB made these determinations pursuant to PCAOB Rule 6100, which provides a framework for how the PCAOB fulfills its responsibilities under the Holding Foreign Companies Accountable Act (the “HFCAA”). If the PCAOB is unable to inspect or investigate completely a registered public accounting firm headquartered in mainland China or Hong Kong because of a position taken by one or more authorities in mainland China or Hong Kong, investors are deprived of the benefits of such PCAOB inspections, which could cause investors to lose confidence in audit procedures and the quality of financial statements. In addition, under the HFCAA, a company’s securities may be prohibited from trading on the U.S. stock exchanges or in the over-the-counter trading market in the U.S. if its auditor is not inspected by the PCAOB, and this ultimately could result in a company’s common stock being delisted.

The audit report included in this annual report on Form 10-K for the year ended March 31, 2022, was issued by Wei, Wei & Co., LLP, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. Our auditor is headquartered in New York and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2020. We have no intention of dismissing Wei, Wei & Co., LLP in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement.

However, the recent developments would add uncertainties to holding and investing in our common stock and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach or experience as it relates to the audit of our financial statements. It remains unclear what the SEC’s implementation process related to the June 2021 interim final amendments will entail or what further actions the SEC or the PCAOB will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, the June 2021 interim final amendments and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirements or being required to engage a new audit firm, which would require significant expense and management time.

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

The People’s Republic of China (PRC) government imposes controls on the convertibility of Renminbi (RMB) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in RMB, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. This election is irrevocable.

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

Until we are able to secure a listing for our common stock on a national securities exchange, it is likely that our common stock will be classified as a “penny stock”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules. If a trading market does develop for our common stock, these regulations will likely be applicable, and investors in our common stock may find it difficult to sell their shares.

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

In the future, we may issue or sell additional shares of our authorized but previously unissued shares of common stock, preferred stock, or common stock warrants on such terms and conditions as our Board of Directors, in its sole discretion, may determine without consent of our shareholders. Our shareholders do not have pre-emptive rights to acquire additional shares should we in the future issue or sell additional securities. Thus, we are not required to offer any existing shareholder the right to purchase his or her pro rata portion of any future issuance of securities and, therefore, upon the issuance of any additional securities by us hereafter, our shareholders will not be able to maintain their then existing pro rata ownership in our outstanding shares of common stock, preferred stock, or common stock warrants without additional purchases of securities at the price then set internally by us or the market.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%. Certain payments from our PRC subsidiaries are subject to PRC taxes.

Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, or the Double Tax Avoidance Arrangement, the 10% withholding tax rate may be lowered to 5% if a Hong Kong resident enterprise owns no less than 25% of a PRC entity. However, the 5% withholding tax rate does not automatically apply and certain requirements must be satisfied, including, without limitation, that (a) the Hong Kong entity must be the beneficial owner of the relevant dividends; and (b) the Hong Kong entity must directly hold no less than 25% share ownership in the PRC entity during the 12 consecutive months preceding its receipt of the dividends. In current practice, a Hong Kong entity must obtain a tax resident certificate from the Hong Kong tax authority to apply for the 5% lower PRC withholding tax rate. As the Hong Kong tax authority will issue such a tax resident certificate on a case-by-case basis, we cannot assure you that we will be able to obtain the tax resident certificate from the relevant Hong Kong tax authority and enjoy the preferential withholding tax rate of 5% under the Double Taxation Arrangement with respect to dividends to be paid by our PRC subsidiary to its immediate holding company. As of the date of filing of this report, our PRC subsidiary currently does not have plan to declare and pay dividends and we have not applied for the tax resident certificate from the relevant Hong Kong tax authority. The Company intends to apply for the tax resident certificate when our PRC subsidiary plans to declare and pay dividends. When our PRC subsidiary plans to declare and pay dividends and when we intend to apply for the tax resident certificate from the relevant Hong Kong tax authority, we plan to inform the investors through SEC filings, such as a current report on Form 8-K, prior to such actions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

The Company does not own any real property. We believe the premises we now have under lease will be adequate for our operations for the foreseeable future.

Office Leases

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,607 (approximately US$21,000, including VAT tax).

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

Holders of Securities

As of the date of filing of this report, we had 229 shareholders of record and 93,536,994 outstanding shares of common stock, par value $0.001.

There are currently effective prospectuses that will permit the public resale of 29,643,354 shares of our common stock now held by shareholders.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors. There are currently no restrictions that limit our ability to declare cash dividends on our common stock. The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended March 31, 2022.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal year ended March 31, 2022.

Item 6.	[Reserved]

Smaller reporting companies are not required to provide information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended March 31, 2022 and 2021

The following table shows key components of the results of operations during the years ended March 31, 2022 and 2021:

	For the Years Ended March 31,		Change
	2022	2021	$	%
Revenue	$310,648	$126,922	$183,726	145%
Cost of Sales	219,092	87,760	131,332	150%
Gross Profit	91,556	39,162	39,162	134%

Total operating costs and expenses	1,281,589	255,006	1,026,583	403%
(Loss) from operations before other income and income taxes	(1,190,033)	(215,844)	(974,189)	451%
Other income (loss)	1,989	(2,355)	4,344	(184%)
(Loss) from operations before income taxes	(1,188,044)	(218,199)	(969,845)	444%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(1,188,044)	(218,199)	(969,845)	444%
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)	713,722	(100%)
Net income from discontinued operations, net of income taxes	-	743	(743)	(100%)
Total net (loss) income from discontinued operations	-	(712,979)	712,979	(100%)
Net (loss)	(1,188,044)	(931,178)	(256,866)	28%
Less: net (loss) income attributable to non-controlling interests	(68,537)	364	(68,901)	(18,929%)
Net (loss) attributable to common shareholders’	$(1,119,507)	$(931,542)	$(187,965)	20%

All of our revenue during the years ended March 31, 2022 and 2021 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the fiscal year ended March 31, 2022 were higher than during the fiscal year ended March 31, 2021. The increase in revenue occurred primarily because our principal customer, Jiufu Zhenyuan, increased its orders. Although the revenue increased, the planned expansion of our business still was hindered this year by the Covid-19 pandemic, as other customers reduced their orders.

The cost of sales of $219,092 and $87,760 for the fiscal years ended March 31, 2022 and 2021, respectively, was attributable to our purchases of milled rice and other foodstuffs. Those operations yielded a gross profit of $91,556 and $39,162 with gross margins of 29.5% and 30.9%, respectively.

In April 2021, in order to boost sales, the Company granted a total of 345,000 fully vested shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services. As a result, $759,000 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the year ended March 31, 2022. That represented the primary component of the Company’s operating expenses from continuing operations, which totaled $1,281,589 and $255,006 during the years ended March 31, 2022 and 2021, respectively. The components of operating expenses were:

	For the Years Ended March 31,
	2022	2021
Salaries and benefits	$341,751	$102,149
Office expense	102,100	62,146
Rentals and leases	28,278	26,076
Professional fees	102,131	140,884
Exchange (gain)	(76,631)	(134,541)
Advertising and promotion expenses	783,782	53,588
Depreciation and amortization	178	4,704
Total operating expenses	$1,281,589	$255,006

In addition to the stock-based promotional expense, salaries and benefits and office expenses increased in fiscal year 2022 because Tianci Wanguan initiated its operations and Yuxingqi implemented an expansion of our business.

The Company’s operating expenses were partially offset by $76,631 and $134,541 of gain on exchange realized during the 2022 and 2021 fiscal years. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.3431 in fiscal 2022 and 7.1383 to 6.5565 in fiscal 2021.

The Company’s continuing operations produced a net loss of $1,188,044 and $218,199 for the fiscal years of 2022 and 2021, respectively.

Until April 2020 the Company’s operations were focused on the production of paddy rice by its subsidiary, Lvxin. To re-focus operations toward the sale of value-added processed products, the Company’s subsidiary, Tianci Liangtian, completed the spin-off of its ownership interest in Lvxin on April 30, 2020. During the year ended March 31, 2021, the Company incurred $713,722 of investment loss due to the divestment of Lvxin. During fiscal year 2022, the Company’s net loss was increased by the $68,537 net loss attributable to the non-controlling interest in Tianci Wanguan; during fiscal year 2021, the Company’s net loss was increased by the $364 net income attributable to the non-controlling interest in Lvxin. As a result, the Company recorded net loss attributable to its common shareholders of $1,119,507 for the year ended March 31, 2022 and $931,542 for the year ended March 31, 2021.

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

The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Chen Zewu to be held for the benefit of Unbounded. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 are unvested and forfeitable, these shares are treated as unissued until they vest when the target described above is met.

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

As of March 31, 2022, Tianci Wanguan had begun its operations and had a net loss of approximately $110,000 for the period from November 23, 2021 to March 31, 2022. Based on the current net loss of Tianci Wanguan, it is currently not likely that they will meet the performance condition. Accordingly, no compensation expense has been recognized as of March 31, 2022 for these shares.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares during fiscal 2022. As of March 31, 2022, our working capital was $303,875. Working capital increased by $449,013 during the 2022 fiscal year, primarily due cash received from the sale of the 21,256,620 shares.

The largest components of working capital at March 31, 2022 were cash of $408,463 and inventories of $205,873, which were offset by $316,150 in customer deposits against future sales.

Cash Flows

The following table summarizes our cash flows for the years ended March 31, 2022 and 2021.

	For the Years Ended March 31,		Change
	2022	2021	$
Net cash (used in) operating activities	$(569,051)	$(44,351)	$(524,700)
Net cash (used in) investing activities	-	(1,343)	(1,343)
Net cash provided by financing activities	920,000	46,400	873,600
Effect of exchange rate fluctuation on cash and cash equivalents	(12,992)	(172,374)	159,382
Net increase (decrease) in cash and cash equivalents	337,957	(171,668)	509,625
Cash and cash equivalents, beginning of year	70,506	242,174	(171,668)
Cash and cash equivalents, end of year	$408,463	$70,506	$337,957

During fiscal 2022, our operations used net cash of $569,051. The Company incurred a cash use from operations primarily because it recorded a net loss of $1,188,044. The difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation. Our cash uses included a reduction in the balance due to related parties by $132,841, a $79,114 increase in inventories and a $68,296 increase in prepaid expenses. During fiscal 2021, our operations used net cash of $44,351. Net cash was used primarily due to the $218,199 of net loss from continuing operations partially offset by increased customer deposits of $66,708 and the amortization of prepaid expenses of $39,899.

The Company had no investing activities during fiscal 2022, and the Company’s only investing activity during fiscal 2021 was the distribution of $1,343 of cash in connection with the sale of the discontinued operations.

Our financing activities during fiscal 2022 generated $920,000 from the sale of common stock. Our financing activities during fiscal 2021 generated $46,400 from the sale of common stock.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the year ended March 31, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

Valuation of Unvested Shares

On November 23, 2021 the Company issued 10 million common shares to Chen Zewu as agent for Unbounded IOT Block Chain Limited (“Unbounded”), which owns the minority interest in Tianci Wanguan, and is responsible for managing that company. Our agreement with Unbounded provide that the shares will vest in Unbounded only if Tianci Wanguan generates a profit of five million Renminbi during the twelve months following November 23, 2021. Upon vesting of the shares, the Company would record a compensation expense of $1,938,000. For the period from November 23, 2021 to March 31, 2022, Tianci Wanguan realized a net loss of approximately $110,000, which made it less than likely that the shares will vest. For that reason, the Company has not accrued any compensation expense with respect to the shares issued for benefit of Unbounded.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Organic Agricultural Company Limited.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organic Agricultural Company Limited (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported a net loss of approximately $1,188,000 and $931,000 for the year ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company has a deficit of approximately $3,804,000 and has had to rely on additional borrowings and financing to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

July 14, 2022

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	March 31,	March 31,
	2022	2021
Assets
Current assets:
Cash	$408,463	$70,506
Accounts receivable	2,532	3,168
Due from related parties	17,373	-
Prepaid expenses	99,391	11,501
Inventories	205,873	121,726
Other receivables	32,071	8,416
Total current assets	765,703	215,317

Operating lease right-of-use asset	-	18,330
Total assets	$765,703	$233,647

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$78,614	$66,394
Customer deposits	316,150	164,270
Due to related parties	21,148	89,739
Operating lease liabilities (current)	-	37,617
Other payables	45,916	2,435
Total current liabilities	461,828	360,455
Total liabilities	461,828	360,455

Shareholders’ equity (deficit):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and 2021	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 83,536,974 and 60,500,154 shares issued and outstanding at March 31, 2022 and 2021 respectively*	83,537	60,500
Additional paid-in capital	4,266,611	2,610,648
(Deficit)	(3,803,720)	(2,684,213)
Other comprehensive income (loss)	(173,204)	(113,743)
Total shareholders’ equity (deficit) of the Company	373,224	(126,808)
Non-controlling interest	(69,349)	-
Total shareholders’ equity (deficit)	303,875	(126,808)
Total liabilities and shareholders’ equity (deficit)	$765,703	$233,647

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	For the Year Ended March 31,
	2022	2021
Revenue	$310,648	$126,922
Cost of sales	219,092	87,760
Gross profit	91,556	39,162

Selling, general and administrative expenses	1,281,589	255,006
Operating (loss)	(1,190,033)	(215,844)
Other income (loss)	1,989	(2,355)
(Loss) before provision for income taxes	(1,188,044)	(218,199)
Provision for income taxes	-	-
Net (loss) from continuing operations	(1,188,044)	(218,199)
(Loss) on the sale of discontinued operations, net of income taxes	-	(713,722)
Income from discontinued operations, net of income taxes (Note 3)	-	743
Net (loss) from discontinued operations	-	(712,979)
Net (loss)	(1,188,044)	(931,178)
Less: net income from discontinued operations attributable to non-controlling interests	-	364
Less: net (loss) from continuing operations attributable to non-controlling interests	(68,537)	-
Net (loss) attributable to common shareholders	$(1,119,507)	$(931,542)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(1,119,507)	$(218,199)
Net (loss) income from discontinued operations	-	(713,343)
Net (loss) attributable to common shareholders	$(1,119,507)	$(931,542)

(Loss) per share continuing operations – basic and diluted	$(0.01)	$(0.00)
(Loss) per share discontinued operations – basic and diluted	-	(0.01)
Basic and diluted (loss) per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted *	81,439,270	73,232,371

Other comprehensive (loss):
Net (loss)	$(1,188,044)	$(931,178)
Foreign currency translation adjustment	(60,273)	(123,197)
Comprehensive (loss)	(1,248,317)	(1,054,375)
Less: comprehensive (loss) income attributable to non-controlling interests	(69,349)	801
Comprehensive (loss) attributable to the common shareholders	$(1,178,968)	$(1,055,176)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock *		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2020	60,340,194	$60,340	$2,564,308	$(1,752,671)	$9,891	$881,868	$23,977	$905,845
Net (loss)	-	-	-	(931,542)	-	(931,542)	364	(931,178)
Sale of common shares	159,960	160	46,340	-	-	46,500	-	46,500
Foreign currency translation adjustment	-	-	-	-	(123,634)	(123,634)	437	(123,197)
Divestment of Lvxin	-	-	-	-	-	-	(24,778)	(24,778)
Balance at March 31, 2021	60,500,154	60,500	2,610,648	(2,684,213)	(113,743)	(126,808)	-	(126,808)
Net (loss)	-	-	-	(1,119,507)	-	(1,119,507)	(68,537)	(1,188,044)
Sale of common shares	21,256,620	21,257	898,743	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(59,461)	(59,461)	(812)	(60,273)
Balance at March 31, 2022	83,536,974	$83,537	$4,266,611	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021. The 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	For the Year Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) from continuing operations	$(1,188,044)	$(218,199)
Net (loss) from discontinued operations	-	(712,979)
Depreciation and amortization	178	4,704
Shares issued for compensation	759,000	-
Amortization of ROU	18,930	-
Changes in operating assets and liabilities, discontinued operations	-	724,965
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	734	2,386
Prepaid expenses	(87,823)	39,899
Inventories	(79,114)	(21,877)
Right-of-use asset	-	9,177
Other receivables	(23,097)	5,565
Accounts payable and accrued expenses	11,367	(5,199)
Customer deposits	146,412	66,708
Due from/to related parties	(132,841)	41,450
Lease liability	(38,204)	16,899
Other payables	43,451	2,150
Net cash (used in) operating activities	(569,051)	(44,351)

Cash Flows from Investing Activities:
Cash disbursed on divestment of Lvxin	-	(1,343)
Net cash (used in) investing activities	-	(1,343)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	920,000	46,400
Net cash provided by financing activities	920,000	46,400

Effect of exchange rate fluctuations on cash	(12,992)	(172,374)
Net increase (decrease) in cash	337,957	(171,668)

Cash, beginning of year-continuing operations	70,506	240,834
Cash, beginning of year-discontinued operations	-	1,340
Cash, beginning of year	70,506	242,174
Cash, end of year-continuing operations	408,463	70,506
Cash, end of year-discontinued operations	-	-
Cash, end of year	$408,463	$70,506

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$-	$(713,722)
Divestment of Lvxin	$-	$203,319

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At March 31, 2022, the Company’s subsidiaries were:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited and 51% of the registered equity in Tianci Wanguan (Xiamen) Digital Technology Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

●	Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), a company incorporated in Xiamen, China on November 5, 2020, is 51% owned by Organic Agricultural HK.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

When originally organized in 2018, Tianci Liangtian owned 51% of the registered equity of Baoqing Couty Lvxin Paddy Rice Plan Specialized Cooperative (“Lvxin”). On April 24, 2020 Tianci Liangtian entered into an Equity Transfer Agreement providing for the transfer to Lou Zhengui of Tianci Liangtian’s 51% interest in the equity of Lvxin. The Agreement transferred the equity to Lou Zhengui as of April 30, 2020. Tianci Liangtian retained responsibility for the liabilities incurred by Lvxin prior to April 30, 2020, including debt of 257,731 RMB (approx. US$36,380) owed by Lvxin to Yuxinqi. Tianci Liangtian also waived a repayment of 3,672,002 RMB (approx. US$518,321) owed by Lvxin to Tianci Liangtian.

In exchange for the 51% interest in Lvxin, Lou Zhengui assumed the obligation to satisfy a debt of 300,000 RMB (approx. US$42,350) owed by Tianci Liangtian to Hao Shuping, a member of the Company’s Board of Directors.

The business of Lvxin was growing paddy rice. The divestment of Lvxin by Tianci will enable Tianci to focus on its other business: processing and marketing food stuffs.

In accordance with U.S. GAAP, the financial position and results of operations of Lvxin are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The comprehensive income (loss) related to Lvxin has not been segregated and is included in the Consolidated Statements of Comprehensive Income (loss) for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year’s presentation as a result of the divestment of Lvxin.

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. (“Tianci Wanguan”) was incorporated on November 5, 2020. Tianci Wanguan is 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. On July 19, 2021 the parties executed a Supplementary Agreement to the Cooperation Agreement.

The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Chen Zewu, who is holding them as agent for Unbounded. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 are unvested and forfeitable, these shares are treated as unissued until they vest when the target described above is met.

The share-based compensation will be measured at grant date, based on the fair value of the award and recognized over its vesting period once it is determined that the target will more likely than not be met. After the criteria described above is satisfied, the Company will grant to Unbounded a total of 20,000,000 shares, including the 10,000,000 shares issued on November 23, 2021, with a fair value on the grant date, which is July 19, 2021, of $0.0969 per share. If the performance condition described above is satisfied, $1,938,000 in compensation expense will be recognized under the provisions of ASC 718.

As of March 31, 2022, Tianci Wanguan had begun its operations and had a net loss of approximately $110,000 for the period from November 23, 2021 to March 31, 2022. Based on the current net loss of Tianci Wanguan, it is currently not likely that Unbounded will meet the performance condition. Accordingly, no compensation expense has been recognized as of March 31, 2022 for these shares.

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

The Company’s subsidiaries as of March 31, 2022 are listed as follows:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the inventory valuation allowance and the treatment of the shares issued to Unbounded. These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of March 31, 2022 and 2021.

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

The Company sells paddy and selenium-enriched paddy products, rice and other agricultural products and provides software development services. All revenue is recognized when it is both earned and realized. The Company’s policy is to recognize the sale when the products and services, ownership and risk of loss have transferred to the purchasers, and collection of the sales proceeds, if not prepaid, is reasonably assured, all of which generally occur when the customer receives the products and services. Accordingly, revenue is recognized at the point in time when delivery is made and services are provided.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, due from related parties, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at March 31, 2022 and 2021, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

For the years ended March 31,
		2022	2021
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.3431/7.8306	6.5565/7.7744
Revenue and expenses	period average	6.4183/7.7844	6.7791/7.7527

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company follows FASB ASC Topic 740, Income Taxes, which requires the recognition of deferred income taxes for the differences between the basis of assets and liabilities for financial statements and income tax purposes. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating losses and for tax credit carryforwards. A valuation allowance is established, when necessary, to reduce net deferred tax assets to the amount expected to be realized.

ASC 740-10-30 requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under ASC 740-10-40, previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The application of tax laws and regulations is subject to legal and factual interpretations, judgments and uncertainties. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policies, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities or the net deferred tax asset valuation allowance.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the 2022 fiscal year, specifically on April 12, 2021, the Company granted a total of 345,000 shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$79,000). As of March 31, 2022, the Company had RMB1,751,055 (approximately USD$276,000) in excess of the insurance amounts.

During fiscal year 2022, Jiufu Zhenyuan generated 89% of revenue. During the fiscal year of 2021, major customers Jiufu Zhenyuan, Shouhang Commerce and Huiye generated 31%, 27% and 22% of revenue, respectively.

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

For the year ended March 31, 2021
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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of March 31, 2022 and 2021, prepayments and deferred expenses were as follows:

	March 31, 2022	March 31, 2021
Prepayments for expenses	$8,325	$370
Prepayments for short-term lease	19,324	-
Prepayments of processing charges and products to be purchased:
Fujian Fangwei Information Technology Ltd.	63,061	-
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,908	5,715
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	2,236	5,416
Others	537	-
Total	$99,391	$11,501

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. There is no reserve. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	March 31, 2022	March 31, 2021
Rice and other products	$182,030	$112,132
Packing and other materials	23,843	9,594
Total inventories at cost	$205,873	$121,726

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

As of March 31, 2022 and 2021, customer deposits were as follows:

	March 31, 2022	March 31, 2021
Shouhang commerce and trade	$56,335	$57,622
Beiqinhai	107,455	103,958
Guangjunxing	151,346	-
Others	1,014	2,690
Total	$316,150	$164,270

NOTE 7. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the fiscal years ended March 31, 2022 and 2021 is as follows:

	For the years ended March 31,
	2022	2021
United States	$(892,336)	$(159,341)
Foreign	(295,708)	(58,858)
(Loss) before income taxes	$(1,188,044)	$(218,199)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31, 2022	March 31, 2021
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of March 31, 2022, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $1,186,000 in the PRC that expire in 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $296,000 and $222,000 related to its operations in the PRC as of March 31, 2022 and 2021, respectively. The PRC valuation allowance has increased by approximately $74,000 and $56,000 for the year ended March 31, 2022 and 2021, respectively.

The Company has incurred losses from its United States operations during all periods presented of approximately $1,449,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $304,000 and $117,000 against the net deferred tax assets related to the Company’s United States operations as of March 31, 2022 and 2021, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $187,000 and $34,000 for the years ended March 31, 2022 and 2021, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has its operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax years that remain subject to examination by jurisdiction.

The year as of
U.S. Federal	March 31, 2019

China	December 31, 2018

United States

The Company is subject to the U.S. corporation tax rate of 21%.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 7. INCOME TAXES (Continued)

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, it is not subject to income tax.

China

Tianci Liantian, Yuxinqi and Tianci Wanguan are subject to a 25% standard enterprise income tax in the PRC. There was no provision for income taxes for the years ended March 31, 2022 and 2021.

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Jiufu Zhenyuan	$1,159	$-
Shen Zhenai	19,192	81,341
Xun Jianjun	797	8,398
	$21,148	$89,739

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jiufu Zhenyuan owns 22.73% of the Company and is a board member. The advances represent advances for purchases. During the year ended March 31, 2022, Jiufu Zhenyuan purchased agricultural products from the Company totaling $275,241.

Amounts due from related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Hao Shuping	$17,373	$-
	$17,373	$-

Hao Shuping is the largest shareholder of the Company. This amount was a temporary loan from the Company and was non-interest bearing. On June 30, 2022, an agreement for the assignment of debt was signed between Hao Shuping, Shen Zhenai, Tianci Liangtian and Yuxingqi, whereby the total receivable due from Hao Shuping was transferred to Shen Zhenai, partially offsetting the amount due to Shen Zhenai.

During the years ended March 31, 2022 and 2021, Hao Shuping purchased agricultural products from the Company totaling $1,807 and $8,996.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 9. RIGHT-OF-USE ASSETS AND LEASE LIABILITIES (Continued)

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately $1,592 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$45,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB184,005 (approximately US$29,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. For the period from January 20, 2022 to March 19, 2022, Yuxingqi renewed the lease agreement and committed to make a lease payment of RMB 30,247 (approximately US$4,700, including VAT tax). This lease was not renewed.

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,607 (approximately US$21,000, including VAT tax). The annual payment was fully paid on March 23, 2022. Since it is a short-term lease, the payment was record as prepaid expenses.

As of March 31, 2022 and 2021, nil and $37,617 were accounted as lease liabilities (current), nil and $18,330 were accounted as a lease right-of-use asset, respectively.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the years ended March 31, 2022 and 2021, the amortization was $18,930 and $26,076, respectively.

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

The Company was not subject to any material loss contingencies as of March 31, 2022 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of July 14, 2022.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2022 for the purposes described in this paragraph.

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

As of March 31, 2022, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended March 31, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Shen Zhenai	60	President, Chairman of the Board	2018
Xun Jianjun	52	Chief Executive Officer and Director	2018
Wang Qiu	34	Chief Financial Officer and Director	2022
Hao Shuping	64	Director	2018
Yongchun Zhang	56	Director	2021

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

Wang Qiu, Chief Financial Officer and Director

Ms. Wang has been employed by Organic Agricultural Company Limited since 2017, serving as Accountant until her appointment as our Chief Financial Officer. From 2015 to 2016, Ms. Wang was employed as Accounting Supervisor of Dongguan Xiashi Hardware and Plastic Products Factory Co., Ltd., where she moved from accounting management to strategic planning and company control, obtaining advanced knowledge of corporate operations. Ms. Wang has been awarded the Intermediate Accountant Certificate.

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

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our Chief Executive Officer for services during the fiscal years ended March 31, 2022 and 2021. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during the year ended March 31, 2022.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Comp.	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xun Jianjun	2022	19,070	-	-	-	-	-	-	19,070
CEO	2021	18,302	-	-	-	-	-	-	18,302
Wang Qiu	2022	11,592	-	-	-	-	-	-	11,592
CFO	2021	12,612	-	-	-	-	-	-	12,612
Shen Zhenai	2022	14,022	-	-	-	-	-	-	14,022
President	2021	-	-	-	-	-	-	-	-

Amounts of compensation for 2022 and 2021, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of March 31, 2022 and 2021, respectively.

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

The percentage ownership information shown in the table below is calculated based on 83,536,974 shares (including 10,000,000 shares issued on November 23, 2021 are considered as unissued until they vest.) of our common stock issued and outstanding as of July 14, 2022. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
		of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Shen Zhenai	516,000	0.62%
	President, Chairman of the board.	Direct
Common Stock	Xun Jianjun	4,644,000	5.56%
	CEO, Director	Direct
Common Stock	Hao Shuping	25,180,800	30.14%
	Director	Direct
Common Stock	Wang Qiu	51.600	0.06%
		Direct
Common Stock	Yongchun Zhang(1)	21,256,620	25.45%
	Director	Direct
	All Officers and Directors as a Group (4 persons)	51,649,020	61.83%

(1)	Represents shares owned by Jilin Jiufu Zhenyuan Technology Development Co., Ltd., of which Mr. Zhang is the President.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Jiufu Zhenyuan	$1,159	$-
Shen Zhenai	19,192	81,341
Xun Jianjun	797	8,398
	$21,148	$89,739

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jiufu Zhenyuan own 22.73% of the Company and has one of five board seats. The advances represent advances for purchases. During the year ended March 31, 2022, Jiufu Zhenyuan purchased agricultural products from the Company totaling $275,241.

Amounts due from related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Hao Shuping	$17,373	$-
	$17,373	$-

Hao Shuping is the largest shareholder of the Company. This amount was a temporary loan from the Company and was non-interest bearing. On June 30, 2022, an agreement for the assignment of debt was signed between Hao Shuping, Shen Zhenai, Tianci Liangtian and Yuxingqi, whereby the total receivable due from Hao Shuping was transferred to Shen Zhenai, partially offsetting the amount due to Shen Zhenai.

During the year ended March 31, 2022 and 2021, Hao Shuping purchased agricultural products from the Company totaling $1,807 and $8,996.

Except as set forth above, there have been no transactions since the beginning of the 2022 fiscal year, or any currently proposed transaction, in which Organic Agricultural Company Limited or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of the Company at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Company’s Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14.	Principal Accounting Fees and Services.

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accounting firm on November 2, 2018.

The following table shows the fees that were billed for the audit and other services provided by Wei, Wei & Co., LLP for the fiscal years ended March 31, 2022 and 2021.

	Year Ended March 31,
	2022	2021
Audit fees	$81,000	$79,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant(1)
3.1(b)	Certificate of Amendment of Articles of Incorporation dated October 21, 2021 – filed as an exhibit to the Current Report on Form 8-K filed on October 13, 2021 and incorporated herein by reference.
3.2	Bylaws of Registrant(1)
4(iv)	Description of Common Stock
10.1	Equity Transfer Agreement of Baoqing County Lvxin Paddy Rice Plant Specialized Cooperative dated April 24, 2020. - filed as an exhibit to the Current Report on Form 8-K filed on May 11, 2020 and incorporated herein by reference.
10.2	Office leasing agreement- Tianci Liangtian Office(1)
10.3	Cooperation Agreement dated November 9, 2020 between Organic Agricultural Company Limited and Unbounded IOT Block Chain Limited - filed as an exhibit to the Current Report on Form 8-K filed on November 12, 2020 and incorporated herein by reference.
10.4	Supplementary Agreement dated July 19, 2021 to Cooperation Agreement between Organic Agricultural Company Limited and Unbounded IOT Block Chaim Limited.
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226810), filed on August 13, 2018, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	July 14, 2022
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	July 14, 2022
Wang Qiu	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on July 14, 2022 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jianjun Xun	Chief Executive Officer
Jianjun Xun	(Principal Executive Officer); Director

/s/ Wang Qiu	Chief Financial Officer
Wang Qiu	(Principal Financial and Accounting Officer); Director

/s/ Shen Zhenai	Director
Shen Zhenai

/s/ Hao Shuping	Director
Hao Shuping

/s/ Yongchun Zhang	Director
Yongchun Zhang