Form 10-Q
period 2022-06-30
Organic Agricultural Co Ltd
filed 2022-08-23
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Room G510, Building No. 3, Kejichuangxincheng Chuangxinchuangye Plaza,

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

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

(EXPRESSED IN US DOLLARS)

	June 30,	March 31,
	2022	2022
	Unaudited
Assets
Current assets:
Cash	$308,012	$408,463
Accounts receivable	3,359	2,532
Due from related parties	-	17,373
Prepaid expenses	87,804	99,391
Inventories	173,870	205,873
Other receivables	26,519	32,071
Total current assets	599,564	765,703
Total assets	$599,564	$765,703

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$48,600	$78,614
Customer deposits	299,089	316,150
Due to related parties	2,711	21,148
Other payables	51,597	45,916
Total current liabilities	401,997	461,828
Total liabilities	401,997	461,828

Shareholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and March 31, 2022	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 83,536,974 shares issued and outstanding at June 30, 2022 and March 31, 2022*	83,537	83,537
Additional paid-in capital	4,266,611	4,266,611
(Deficit)	(4,020,861)	(3,803,720)
Other comprehensive (loss)	(66,043)	(173,204)
Total shareholders’ equity of the Company	263,244	373,224
Non-controlling interest	(65,677)	(69,349)
Total shareholders’ equity	197,567	303,875
Total liabilities and shareholders’ equity	$599,564	$765,703

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2022	2021
Revenue	$38,984	$30,091
Cost of sales	31,272	20,680
Gross profit	7,712	9,411

Selling, general and administrative expenses	225,870	800,123
Operating (loss)	(218,158)	(790,712)
Other income	1,017	13
(Loss) before provision for income taxes	(217,141)	(790,699)
Provision for income taxes	-	-
Net (loss)	(217,141)	(790,699)
Less: net (loss) from operations attributable to non-controlling interests	-	-
Net (loss) attributable to common shareholders	$(217,141)	$(790,699)

Basic and diluted (loss) per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding- basic and diluted *	83,536,974	75,052,933

Other comprehensive (loss):
Net (loss)	$(217,141)	$(790,699)
Foreign currency translation adjustment	110,833	(25,774)
Comprehensive (loss)	(106,308)	(816,473)
Less: comprehensive income attributable to non-controlling interests	3,672	-
Comprehensive (loss) attributable to the common shareholders	$(109,980)	$(816,473)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2021	60,500,154	$60,500	$2,610,648	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	21,256,620	21,257	898,743	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021 (unaudited)	83,536,974	$83,537	$4,266,611	$(3,474,912)	$(139,517)	$735,719	$-	$735,719

Balance at March 31, 2022	83,536,974	$83,537	$4,266,611	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875

Net (loss)	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,974	$83,537	$4,266,611	$(4,020,861)	$(66,043)	$263,244	$(65,677)	$197,567

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss)	$(217,141)	$(790,699)
Shares issued as compensation	-	759,000
Amortization	-	6,202
Changes in operating assets and liabilities:
Accounts receivable	(975)	(17,140)
Prepaid and deferred expenses	9,749	1,883
Inventories	21,390	(15,052)
Other receivables	3,906	(6,281)
Accounts payable and accrued expenses	(28,891)	(8,357)
Customer deposits	(8,339)	(1,086)
Due from/to related parties	(1,174)	(1,335)
Lease liability	-	(9,696)
Other payables	5,730	(1,525)
Net cash (used in) operating activities	(215,745)	(84,086)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	920,000
Net cash provided by financing activities	-	920,000

Effect of exchange rate fluctuations on cash	115,294	(22,109)
Net (decrease) increase in cash	(100,451)	813,805

Cash, beginning of year	408,463	70,506
Cash, end of period	$308,012	$884,311

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Operating ROU assets and related lease liabilities	$-	$28,493
Shares issued as compensation	$-	$759,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At June 30, 2022, the Company’s subsidiaries were:

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

As of June 30, 2022, the Company had suspended the operations of Tianci Wanguan and on August 19, 2022, completed the divestment of its subsidiary. Accordingly, Unbounded did not meet the performance requirements and the 10,000,000 shares previously issued on November 23, 2021 were returned and cancelled with no compensation expense recognized (See Note 10).

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 in April 2021 from the sale of shares. The Company used these funds for working capital.

The marketing personnel of the Company are developing new customers and hope to build a stable base of customers. In this manner, Management hopes to generate sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from sales of shares and shareholders’ support based on need.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with Organic Agricultural Company’s audited financial statements and accompanying notes thereto as of and for the year ended March 31, 2022 included in Company’s current report on Form 10-K as filed with the SEC on July 14, 2022.

The Company’s condensed consolidated financial statements are expressed in U.S. Dollars and are presented in accordance with U.S. GAAP.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements include the assets, liabilities, and net income or loss of these subsidiaries.

The Company’s subsidiaries as of June 30, 2022 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of June 30, 2022 and March 31 2022.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at June 30, 2022 and March 31, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended June 30,		March 31,
	2022	2021	2022
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	6.6977/7.8467	6.4579/7.7652	6.3431/7.8306
Revenue and expenses - period average	6.6078/7.8463	6.4596/7.7655	N/A

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

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$75,000). As of June 30, 2022, the Company had RMB1,259,599 (approximately USD$188,000) in excess of the insurance amounts.

During the three months ended June 30, 2022, two customers, Jiufu Zhenyuan and Chuangyi Agriculture, generated 55% and 15% of our revenues, respectively. During the three months ended June 30, 2021, Jiufu Zhenyuan, generated 85% of our revenues.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of June 30, 2022 and March 31, 2022, prepayments and deferred expenses were as follows:

	June 30, 2022	March 31, 2022
	(Unaudited)
Prepayments for expenses	$6,319	$8,325
Prepayments for short-term lease	13,623	19,324
Prepayments of processing charges and products to be purchased:
Fujian Fangwei Information Technology Ltd.	59,722	63,061
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,595	5,908
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	2,529	2,236
Others	16	537
Total	$87,804	$99,391

For the three months ended June 30, 2022, prepayments for short-term lease were reduced by US$5,701 and recorded as rent expense.

NOTE 4. INVENTORIES

The Company’s inventories are all non-perishable products. No reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	June 30, 2022	March 31, 2022
	(Unaudited)
Rice and other products	$150,652	$182,030
Packing and other materials	23,218	23,843
Total inventories at cost	$173,870	$205,873

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the three months ended June 30, 2022 and 2021 is as follows:

	For the three months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
United States	$(20,470)	$(777,152)
Foreign	(196,671)	(13,547)
(Loss) before income taxes	$(217,141)	$(790,699)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, Tianci Wanguan and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian and Tianci Wanguan in China.

As of June 30, 2022, Yuxinqi, Tianci Liangtian and Tianci Wanguan have total net operating loss carry forwards of approximately $1,382,000 in the PRC that expire in 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $346,000 and $296,000 related to its operations in the PRC as of June 30, 2022 and March 31, 2022, respectively. The PRC valuation allowance increased by approximately $50,000 and $3,000 for the three months ended June 30, 2022 and 2021, respectively.

The Company incurred losses from its United States operations during all periods presented of approximately $1,469,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $309,000 and $304,000 against the net deferred tax assets related to the Company’s United States operations as of June 30, 2022 and March 31, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $5,000 and $163,000 for the three months ended June 30, 2022 and 2021, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30, 2022	March 31, 2022
	(Unaudited)
Shouhang	$53,353	$56,335
Beiqinhai	101,766	107,455
Guangjunxing	143,332	151,346
Others	638	1,014
Total customer deposits	$299,089	$316,150

NOTE 7. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	June 30, 2022	March 31, 2022
	(Unaudited)
Jiufu Zhenyuan	$984	1,159
Shen Zhenai	1,727	19,192
Xun Jianjun	-	797
	$2,711	$21,148

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jiufu Zhenyuan owns 22.73% of the Company and is a board member. The advances represent advances for purchases. During the three months ended June 30, 2022, Jiufu Zhenyuan purchased agricultural products from the Company totaling $21,273.

During the three months ended June 30, 2022 and 2021, Hao Shuping, a member of the Company’s Board of Directors, purchased agricultural products from the Company totaling $57 and $1,487, respectively.

Amounts due from related parties consisted of the following as of the periods indicated:

	June 30, 2022	March 31, 2022
	(Unaudited)
Hao Shuping	$-	$17,373
	$-	$17,373

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

During the year ended March 31, 2022, Hao Shuping purchased agricultural products from the Company totaling $1,807.

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

Tianci Liangtian has an operating lease for office space (approximately 666 square meters). Under the terms of the lease, Tianci Liangtian paid approximately US$1,549 in lease deposits and committed to make annual lease payments. On December 20, 2019, the lease was renewed. Under the renewed terms, annual lease payments are RMB290,000 (approximately US$45,000, including VAT tax) for the period from December 20, 2019 to December 19, 2020. On December 20, 2020, the contract expired. Because of the COVID-19 pandemic, the renewal was delayed. On May 14, 2021, Yuxinqi and the lessor signed a supplemental agreement which, due to a leak in the building, credited Yuxinqi with RMB62,570 (approximately US$10,000) of rental expense paid for the previous rental period. On May 14, 2021, Yuxinqi signed a new lease agreement (approximately 370 square meters). Under the terms, Yuxinqi reduced the rental area due to a leak in the building, and committed to make annual lease payments of RMB153,758 (approximately US$24,000, including VAT tax) for the period from December 20, 2020 to January 19, 2022. For the period from January 20, 2022 to March 19, 2022, Yuxingqi renewed the lease agreement and committed to make a lease payment of RMB 30,247 (approximately US$4,700, including VAT tax). The lease obligation was fully paid. This lease was not renewed.

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,606.50 (approximately US$20,000, including VAT tax). The annual payment was fully paid on March 23, 2022. Since it is a short-term lease, the payment was record as prepaid expenses.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the three months ended June 30, 2022 and 2021, the amortization of ROU was nil and US$6,202, respectively.

NOTE 9. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of June 30, 2022 and through the date of this report.

NOTE 10. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of August 23, 2022 except as follows:

Divestment of Tianci Wanguan

The Company, with Board of Directors approval on August 14, 2022, made a determination to cease the joint operations of Tianci Wanguan with Unbounded. On August 19, 2022 (the “Distribution Date”), the Company completed the divestment of its 51% equity interest in Tianci Wanguan to Unbounded. The 10 million shares of its common stock previously issued to Chen Zewu, on behalf of Unbounded, on November 23, 2021 were returned and cancelled.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSEQUENT EVENTS (Continued)

The Company will recognize $68,359 of investment income from the divestment of Tianci Wanguan in the three months ended September 30, 2022.

After the Distribution Date beginning in the second quarter of fiscal year 2023, Tianci Wanguan’s historical financial results for periods prior to the Distribution Date will be reflected in the Company’s consolidated financial statements as a discontinued operation.

The following unaudited Pro Forma Consolidated Statements of Operations and Cash Flows of the Company for the three months ended June 30, 2022 are presented as if the divestment had occurred as of April 1, 2022 in that they reflect the reclassification of Tianci Wanguan as Discontinued Operations for all periods presented. The following unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company as of June 30, 2022 is presented as if the divestment occurred on June 30, 2022.

The unaudited Pro Forma Consolidated Financial Statements are presented based on information currently available including certain assumptions and estimates. They are intended for informational purposes only, and do not purport to represent what the Company’s financial position and operating results would have been had the divestment and related events occurred on the dates indicated above, or to project the Company’s financial position or results of operations for any future date or period. Furthermore, they do not reflect all actions that may be undertaken by the Company after the divestment and disposition of Tianci Wanguan.

The unaudited Pro Forma Consolidated Financial Statements and the accompanying notes should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Historical Organic Agricultural

This column reflects the Company’s historical financial statements for the period presented and does not reflect any adjustments related to the divestment and related events. The historical Organic Agricultural Consolidated Balance Sheet as of June 30, 2022 and the Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2022 were derived from the Company’s unaudited Condensed Consolidated Financial Statements.

Tianci Wanguan Discontinued Operations

The unaudited pro forma financial information related to the Tianci Wanguan’s Discontinued Operations has been prepared in accordance with the discontinued operations guidance in Accounting Standards Codification 205, “Financial Statement Presentation” and therefore does not reflect what the Company’s or Tianci Wanguan’s results of operations would have been on a stand-alone basis and are not necessarily indicative of the Company’s or Tianci Wanguan’s future results of operations. Discontinued Operations do not include any allocation of general corporate overhead expenses of the Company to Tianci Wanguan. The information in the Tianci Wanguan Discontinued Operations column in the unaudited Pro Forma Consolidated Statement of Operations was prepared based on the Company’s quarterly audited financial statements and only include costs that are directly attributable to the operating results of Tianci Wanguan.

The Company believes that the adjustments included within the Tianci Wanguan Discontinued Operations column are consistent with the guidance for discontinued operations in accordance with U.S. GAAP. The Company’s current estimates on a discontinued operations basis are preliminary and could change as the Company finalizes the accounting for the discontinued operations to be reported in the Quarterly Report on Form 10-Q for the three months ending September 30, 2022.

Pro Forma Adjustments

The information in the “Pro Forma Adjustments” columns in the unaudited Pro Forma Consolidated Statements of Operations and the unaudited Pro Forma Condensed Consolidated Balance Sheets reflect additional pro forma adjustments which are further described in the accompanying notes. The Pro Forma Adjustments are based on available information and assumptions that the Company’s management believes are reasonable, that reflect the impact of events directly attributable to the divestment that are factually supportable, and for purposes of the Pro Forma Statements of Income, are expected to have a continuing impact on the Company. The Pro Forma Adjustments do not reflect future events that may occur after the divestment.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSEQUENT EVENTS (Continued)

Organic Agricultural Company Limited

Pro Forma Consolidated Statement of Operations (Unaudited)

For the Three Months Ended June 30, 2022

(EXPRESSED IN U.S. DOLLARS)

	Historical Organic Agricultural	Tianci Wanguan Discontinued Operations	Pro Forma Adjustments	Pro Forma Organic Agricultural Continuing Operations
Revenue	$38,984	$-	$-	$38,984
Cost of sales	31,272	-	-	31,272
Gross profit	7,712	-	-	7,712

Selling, general and administrative expenses	225,870	(1)	-	225,869
Operating (loss)	(218,158)	1	-	(218,157)

Other income	1,017	-	-	1,017
(Loss) before provision for income taxes	(217,141)	1	-	(217,140)
Provision for income taxes	-	-	-	-
Net loss	(217,141)	1	-	(217,140)
Less: Net income attributable to non-controlling interests	-	-	-	-
Net (loss) attributable to common shareholders	$(217,141)	$1	$-	$(217,140)
Basic and diluted (loss) per share	(0.00)	-	-	(0.00)
Weighted average number of shares outstanding- basic and diluted	83,536,974	-	-	83,536,974

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSEQUENT EVENTS (Continued)

Organic Agricultural Company Limited

Pro Forma Consolidated Balance Sheet (Unaudited)

As of June 30, 2022

(EXPRESSED IN U.S. DOLLARS)

	Historical Organic Agricultural	Tianci Wanguan Discontinued Operations	Pro Forma Adjustments	Pro Forma Organic Agricultural Continuing Operations
Assets
Cash and cash equivalents	$308,012	$(290)	$-	$307,722
Accounts receivable	3,359	-	-	3,359
Prepaid expenses	87,804	(59,722)	-	28,082
Inventories	173,870	-	-	173,870
Other receivables	26,519	-	-	26,519
Total current assets	599,564	(60,012)	-	539,552
Total assets	$599,564	$(60,012)	$-	$539,552

Liabilities and shareholders’ equity
Accounts payable and accrued expenses	$48,600	$-	$-	$48,600
Customer deposits	299,089	(143,332)	-	155,757
Due to related parties	2,711	-	-	2,711
Other payables	51,597	(50,716)	-	881
Total current liabilities	401,997	(194,048)	-	207,949
Total liabilities	401,997	(194,048)	-	207,949

Shareholders’ equity
Preferred stock	-	-	-	-
Common Stock	83,537	-	-	83,537
Additional Paid-in Capital	4,266,611	-	-	4,266,611
(Deficit)	(4,020,861)	71,336	-	(3,949,525)
Other comprehensive (loss)	(66,043)	(2,977)	-	(69,020)
Total shareholders’ equity of the Company	263,244	68,359	-	331,603
Non-controlling interest	(65,677)	65,677	-	-
Total shareholders’ equity	197,567	134,036	-	331,603
Total liabilities and shareholders’ equity	$599,564	$(60,012)	$-	$539,552

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSEQUENT EVENTS (Continued)

 Organic Agricultural Company Limited

Pro Forma Consolidated Statement of Cash Flows (Unaudited)

For the Three Months Ended June 30, 2022

(EXPRESSED IN U.S. DOLLARS)

	Historical Organic Agricultural	Tianci Wanguan Discontinued Operations	Pro Forma Adjustments	Pro Forma Continuing Operations
Net cash (used in) provided by operating activities	$(215,745)	$13,218	$-	$(202,527)
Effect of exchange rate fluctuations on cash and cash equivalents	115,294	(7,494)	-	107,800
Net (decrease) increase in cash and cash equivalents	(100,451)	5,724	-	(94,727)
Cash and cash equivalents, beginning of year	408,463	(6,014)	-	402,449
Cash and cash equivalents, end of year	$308,012	$(290)	$-	$307,722

The unaudited Pro Forma Consolidated Statements of Operations and Cash Flows for the three months ended June 30, 2022 and the unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2022, did not require any pro forma adjustments.

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

Application of Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the three months ended June 30, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

Valuation of Unvested Shares:

On November 23, 2021 the Company issued 10 million common shares to Chen Zewu as agent for Unbounded IOT Block Chain Limited, which owns the minority interest in Tianci Wanguan and is responsible for managing that company. Our agreement with Unbounded provides that the shares will vest only if Tianci Wanguan generates a profit of five million Renminbi during the twelve months following November 23, 2021. Upon vesting of the shares, the Company would record a compensation expense of $1,938,000. As of June 30, 2022, the Company had suspended the operations of Tianci Wanguan and on August 19, 2022, completed the divestment. Accordingly, Unbounded did not meet the performance requirement and the 10,000,000 shares previously issued on November 23, 2021, were returned and cancelled with no compensation expense recognized.

Results of Operations

The following table shows key components of the unaudited results of operations during the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$38,984	$30,091	$8,893	30%
Cost of Sales	31,272	20,680	10,592	51%
Gross Profit	7,712	9,411	(1,699)	(18)%

Total operating costs and expenses	225,870	800,123	(574,253)	(72)%
(Loss) from operations before other income and income taxes	(218,158)	(790,712)	572,554	(72)%
Other income	1,017	13	1,004	7,723%
(Loss) from operations before income taxes	(217,141)	(790,699)	573,558	(73)%
Income taxes	-	-	-	N/A
Net (loss) from operations	(217,141)	(790,699)	573,558	(73)%
Less: net (loss) attributable to non-controlling interests	-	-	-	N/A
Net (loss) attributable to common shareholders’	$(217,141)	$(790,699)	$573,558	(73)%

All of our revenue during the three months ended June 30, 2022 and 2021 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three months ended June 30, 2022 were 30% greater than during the three months ended June 30, 2021. The increase in revenue occurred primarily because of orders from a new customer, Chuangyi Agriculture.

For the three months ended June 30, 2022 and 2021, our revenue was attributable to the sales of milled rice and other foodstuffs. The cost of sales were $31,272 and $20,680 for the three months ended June 30, 2022 and 2021, respectively. Those operations yielded gross profit for the three months periods of $7,712 and $9,411 with gross margin of 19.8% and 31.3%, respectively. The decrease in gross margin during the three months ended June 30, 2022, compared to the same period of the previous year was primarily attributable to below-cost sales of a new product, Guxiaole series products, to attract a new customer, Qingdao Huadao.

In April 2021, in order to boost sales, the Company granted a total of 345,000 fully vested shares with a fair value on the grant date of $2.20 per share to 25 individuals for sales promotion services. As a result, $759,000 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the three months ended June 30, 2021, representing the primary component of the Company’s operating expenses during the three months ended June 30, 2021. The Company incurred operating expenses totaling $225,870 and $800,123 during the three months ended June 30, 2022 and 2021, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended June 30
	2022	2021
Salaries and benefits	$46,318	$33,014
Office expense	26,678	14,302
Rentals and leases	4,742	6,202
Professional fees	17,723	18,110
Exchange (gain) loss	127,543	(33,345)
Advertising and promotion expenses	2,866	761,840
Total operating expenses	$225,870	$800,123

Salaries and benefits and office expenses increased in the three months ended June 30, 2022, because Yuxingqi implemented an expansion of its business.

The Company’s operating expenses for the three months ended June 30, 2022 included $127,543 of loss on exchange. This represented the decrease in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the appreciation in the USD to CNY exchange rate from 6.3431 to 6.6977. By comparison, the Company’s operating expenses during the three months ended June 30, 2021 were partially offset by $33,345 of an exchange gain. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.4579.

The Company’s operations produced a net loss of $217,141 and $790,699 for the three months ended June 30, 2022 and 2021, respectively.

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

The Supplementary Agreement sets forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock Chen Zewu to be held for the benefit of Unbounded. If Unbounded fails to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded does satisfy the criteria, then it will have unrestricted ownership of the 10 million shares, and Organic Agricultural will issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 are unvested and forfeitable, these shares are treated as unissued until they vest when the target described above is met.

As of June 30, 2022, the Company had suspended the operations of Tianci Wanguan and on August 19, 2022, completed the divestment of this subsidiary. Accordingly, Unbounded did not meet the performance requirement and the 10,000,000 shares previously issued on November 23, 2021 were returned and cancelled with no compensation expense recognized (See Note 10).

The assets and liabilities of Tianci Wanguan will be shown separately and the results of operations and cash flows of Tianci Wanguan will be shown as discontinued operations in the Company’s financial statements for the three months ending September 30, 2022, as the determination to divest of this subsidiary was not made by the Board of Directors until August 14, 2022.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares to a single investor during the three months ended June 30, 2021. As of June 30, 2022, our working capital was $197,567, a decrease of $106,308 during the three months ended June 30, 2022, primarily due to the net loss from operations.

The largest components of working capital at June 30, 2022 were cash of $308,012 and inventories of $173,870, which were offset by $299,089 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		Change
	2022	2021	$
Net cash (used in) operating activities	$(215,745)	$(84,086)	$(131,659)
Net cash provided by financing activities	-	920,000	(920,000)
Effect of exchange rate fluctuation on cash and cash equivalents	115,294	(22,109)	137,403
Net (decrease) increase in cash and cash equivalents	(100,451)	813,805	(914,256)
Cash and cash equivalents, beginning of year	408,463	70,506	337,957
Cash and cash equivalents, end of period	$308,012	$884,311	$(576,299)

During the three months ended June 30, 2022, our operations used net cash of $215,745. The Company incurred a cash use from operations primarily because it recorded a net loss of $217,141. During the three months ended June 30, 2021, the Company recorded $84,086 of cash used in operating activities, primarily because of its net loss of $790,699. The difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation. Our cash uses included an increase in account receivable by $17,140 and a $15,052 increase in inventories.

The Company had no investing activities during the three months ended June 30, 2022 and 2021.

The Company had no financing activities during the three months ended June 30, 2022. Our financing activities during the three months ended June 30, 2021 generated $920,000 from the sale of common stock.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products, our marketing personnel are developing new customers and the Company is building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of June 30, 2022, a stable customer base has not been established yet.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issue under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2022 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended June 30, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC on July 14, 2022.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022, the Company did not complete any unregistered sales of equity securities.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	August 23, 2022
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	August 23, 2022
Wang Qiu	(Principal Financial and Accounting Officer)