Form 10-Q
period 2022-09-30
Organic Agricultural Co Ltd
filed 2022-11-21
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐ No ☒

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

As of the date of filing of this report, there were outstanding 83,676,994 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and March 31, 2022	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2022 and 2021 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2022 and 2021 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2022 and 2021 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-16

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND MARCH 31, 2022

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2022	2022
	Unaudited
Assets
Current assets:
Cash	$132,676	$402,449
Accounts receivable	9,502	2,532
Due from related parties	-	17,373
Prepaid expenses	18,015	36,330
Inventories	148,136	205,873
Other receivables	44,519	32,071
Current assets, discontinued operations (Note 3)	-	69,075
Total current assets	352,848	765,703
Total assets	$352,848	$765,703

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$33,325	$64,347
Customer deposits	148,385	164,804
Due to related parties	221	21,148
Other payables	707	925
Current liabilities, discontinued operations (Note 3)	-	210,604
Total current liabilities	182,638	461,828
Total liabilities	182,638	461,828

Shareholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and March 31, 2022	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 83,676,994 and 83,536,994 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	83,677	83,537
Additional paid-in capital	4,279,057	4,266,611
(Deficit)	(4,250,761)	(3,803,720)
Other comprehensive income (loss)	58,237	(173,204)
Total shareholders’ equity of the Company	170,210	373,224
Non-controlling interest	-	(69,349)
Total shareholders’ equity	170,210	303,875
Total liabilities and shareholders’ equity	$352,848	$765,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$38,277	$47,955	$77,261	$78,046
Cost of sales	31,490	31,575	62,762	52,255
Gross profit	6,787	16,380	14,499	25,791

Selling, general and administrative expenses	309,487	84,133	535,356	884,239
Operating (loss)	(302,700)	(67,753)	(520,857)	(858,448)
Other income	1,464	2	2,481	2
(Loss) before provision for income taxes	(301,236)	(67,751)	(518,376)	(858,446)
Provision for income taxes	-	-	-	-
Net (loss) from continuing operations	(301,236)	(67,751)	(518,376)	(858,446)
Gain on the sale of discontinued operations, net of income taxes (Note 3)	68,359	-	68,359	-
(Loss) from discontinued operations, net of income taxes (Note 3)	-	(30,122)	(1)	(30,126)
Net (loss)	(232,877)	(97,873)	(450,018)	(888,572)
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(14,762)	-	(14,762)
Net (loss) attributable to common shareholders	$(232,877)	$(83,111)	$(450,018)	$(873,810)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(301,236)	$(67,751)	$(518,376)	$(858,446)
Net income (loss) from discontinued operations	68,359	(15,360)	68,358	(15,364)
Net (loss) attributable to common shareholders	$(232,877)	$(83,111)	$(450,018)	$(873,810)

(Loss) per share – continuing operations – basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Income (loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	0.00
Basic and diluted (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted*	83,670,840	83,536,974	83,603,917	79,341,569

Other comprehensive (loss):
Net (loss)	$(232,877)	$(97,873)	$(450,018)	$(888,572)
Foreign currency translation adjustment	127,257	(60)	238,090	(25,834)
Comprehensive (loss)	(105,620)	(97,933)	(211,928)	(914,406)
Less: comprehensive (loss) income attributable to non-controlling interests	-	(14,762)	3,672	(14,762)
Comprehensive (loss) attributable to the common shareholders	$(105,620)	$(83,171)	$(215,600)	$(899,644)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2021	60,500,174	$60,500	$2,610,648	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	21,256,620	21,257	898,743	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021 (unaudited)	83,536,994	83,537	4,266,611	(3,474,912)	(139,517)	735,719	-	735,719

Net (loss)	-	-	-	(83,111)	-	(83,111)	(14,762)	(97,873)
Foreign currency translation adjustment	-	-	-	-	(60)	(60)	-	(60)
Balance at September 30, 2021 (unaudited)	83,536,994	$83,537	$4,266,611	$(3,558,023)	$(139,577)	$652,548	$(14,762)	$637,786

Balance at March 31, 2022	83,536,994	$83,537	$4,266,611	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875

Net (loss)	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,994	83,537	4,266,611	(4,020,861)	(66,043)	263,244	(65,677)	197,567

Net (loss)	-	-	-	(232,877)	-	(232,877)	-	(232,877)
Shares issued as compensation	140,000	140	12,446	-	-	12,586	-	12,586
Foreign currency translation adjustment	-	-	-	-	127,257	127,257	-	127,257
Divestment of Tianci Wanguan	-	-	-	2,977	(2,977)	-	65,677	65,677
Balance at September 30, 2022 (unaudited)	83,676,994	$83,677	$4,279,057	$(4,250,761)	$58,237	$170,210	$-	$170,210

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(518,376)	$(858,446)
Net income (loss) from discontinued operations	68,358	(30,126)
Shares issued as compensation	12,586	759,000
Depreciation and amortization	-	12,392
Gain on sale of discontinued operations	(68,359)	-
Exchange gain and loss	268,389	-
Changes in operating assets and liabilities, discontinued operations	(5,381)	-
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(7,659)	(604)
Prepaid and deferred expenses	15,207	1,329
Inventories	37,489	(11,009)
Other receivables	(16,830)	(6,023)
Accounts payable and accrued expenses	(29,017)	(29,192)
Customer deposits	1,497	11,236
Due to (from) related parties	(3,552)	(63,967)
Lease liability	-	(9,688)
Other payables	(124)	(1,106)
Net cash (used in) operating activities	(245,772)	(226,204)

Cash Flows from Investing Activities
Cash disbursed on divestment of Tianci Wanguan	(288)	-
Net cash (used in) investing activities	(288)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	920,000
Net cash provided by financing activities	-	920,000

Effect of exchange rate fluctuations on cash	(29,727)	(22,420)
Net (decrease) increase in cash	(275,787)	671,376

Cash, beginning of year-continuing operations	402,449	68,967
Cash, beginning of year-discontinued operations	6,014	1,539
Cash, beginning of year	408,463	70,506
Cash, end of year-continuing operations	132,676	739,632
Cash, end of year-discontinued operations	-	2,250
Cash, end of year	$132,676	$741,882

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Gain on sale of discontinued operations	$68,359	$-
Operating ROU assets obtained in exchange for lease liabilities	$-	$22,290
Shares issued for compensation	$12,586	$759,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At September 30, 2022, the Company’s subsidiaries are as follows:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Divestment of Tianci Wanguan

On November 6, 2020 Organic Agricultural entered into a Cooperation Agreement with Unbounded IOT Block Chain Limited (“Unbounded”). The purpose of the Cooperation Agreement was to promote the use of blockchain technology in agriculture, specifically the development of tracing systems for agricultural products, the development of a blockchain-based shopping mall for agricultural products, and related improvements to the agricultural sector of the economy. To accomplish those purposes, Tianci Wanguan (Xiamen) Digital Technology Co., Ltd. (“Tianci Wanguan”) was incorporated on November 5, 2020. Tianci Wanguan was 51% owned by Organic Agricultural HK and 49% owned by Chen Zewu on behalf of Unbounded. On July 19, 2021 the parties executed a Supplementary Agreement to the Cooperation Agreement.

The Supplementary Agreement set forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Chen Zewu, who held them as agent for Unbounded. If Unbounded failed to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded did satisfy the criteria, then it would have unrestricted ownership of the 10 million shares, and Organic Agricultural would issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 were unvested and forfeitable, these shares were treated as unissued until they vest when the target described above is met.

The share-based compensation was measured at grant date, based on the fair value of the award and would be recognized over its vesting period if it was determined that the target would more likely than not be met. After the criteria described above was satisfied, the Company would grant to Unbounded a total of 20,000,000 shares, including the 10,000,000 shares issued on November 23, 2021, with a fair value on the grant date, which is July 19, 2021, of $0.0969 per share. If the performance condition described above was satisfied, $1,938,000 in compensation expense would have been recognized under the provisions of ASC 718.

As of June 30, 2022, the Company had suspended the operations of Tianci Wanguan and on August 19, 2022, completed the divestment of its subsidiary. On August 19, 2022, the Company and Unbounded entered into an Agreement on Termination of Joint Operation. The parties agreed that Organic Agricultural would surrender to Unbounded its 51% interest in Tianci Wanguan, and Unbounded would return the 10 million shares to Organic Agricultural. The 10,000,000 shares previously issued on November 23, 2021 were returned and cancelled with no compensation expense recognized.

In accordance with U.S. GAAP, the financial position and results of operations of Tianci Wanguan are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. The restated historical financial statements reflecting the divestment are unaudited. The cash flows and comprehensive income related to Tianci Wanguan have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. With the exception of Note 3, the Notes to the Unaudited Condensed Consolidated Financial Statements reflect the continuing operations of the Company. See Note 3 - Discontinued Operations below for additional information regarding discontinued operations.

Certain amounts in the prior year’s condensed consolidated financial statements and related footnotes thereto have been reclassified to conform with the current year presentation as a result of the divestment of Tianci Wanguan.

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

The Company’s subsidiaries as of September 30, 2022 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC and the USA. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of September 30, 2022 and March 31, 2022.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at September 30, 2022 and March 31, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the six months ended September 30,		March 31,
	2022	2021	2022
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	7.1128/7.8499	6.4580/7.7867	6.3431/7.8306
Revenue and expenses - period average	6.7274/7.8471	6.4651/7.7717	N/A

For the three months ended September 30,
	2022	2021
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	7.1128/7.8499	6.4580/7.7867
Revenue and expenses - period average	6.8456/7.8480	6.4706/7.7779

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

China

According to the “PRC Income Tax Law”, Tianci Liantian and Yuxinqi are subject to the 25% standard enterprise income tax rate in the PRC.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the six months ended September 30, 2022, specifically on July 1, 2022, the Company granted a total of 140,000 shares with a fair value on the grant date of $0.0899 per share to 11 individuals for a sales bonus on promotion services. $12,586 in compensation expense was recognized under the provisions of ASC 718. During the six months ended September 30, 2021, specifically on April 12, 2021, the Company granted a total of 1,780,200 shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$70,000). As of September 30, 2022, the Company had RMB302,115 (approximately USD$42,000) on deposit in excess of the insurance amounts.

During the six months ended September 30, 2022, three customers, Jiufu Zhenyuan, Chuangyi Agriculture and Qingdao Huadao, generated 45%, 15% and 10% of our revenues, respectively. During the six months ended September 30, 2021, Jiufu Zhenyuan, generated 88% of our revenues.

Risks and uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus, including “lockdowns” of infected areas or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

Recently, there has been an increasing number of COVID-19 cases, including cases involving the COVID-19 Delta and Omicron variants, in multiple cities in China. The Chinese local authorities have reinstated certain measures to keep COVID-19 in check, including compulsory quarantine arrangements, travel restrictions and stay-at-home orders. The reinstatement of these restrictions in 2022 have adversely affected our operations by, for example, making it more difficult to conduct our sales and marketing and promotional efforts. The COVID-19 global pandemic has resulted in, and may intensify, global economic distress, and the duration and extent of the impact of COVID-19 outbreak is highly uncertain at this time. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on August 19, 2022, the Company completed the divestment of Tianci Wanguan and the requirements for the presentation of Tianci Wanguan as a discontinued operation were met on that date. Accordingly, Tianci Wanguan’s historical financial results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Tianci Wanguan are presented as income (loss) from discontinued operations, net of income taxes in the unaudited condensed consolidated statements of operations. The following table presents the financial results of Tianci Wanguan.

	Six months ended
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	1	30,126
Operating income (loss)	(1)	(30,126)
Other income	-	-
Income (loss) before income taxes	(1)	(30,126)
Income tax (expense) benefit	-	-
Income (loss) from discontinued operations, net of income taxes	(1)	(30,126)
Less: Net income (loss) attributable to non-controlling interest	-	(14,762)
Net income (loss) from discontinued operations attributable to controlling interest	$(1)	$(15,364)

The following table summarizes the carrying value of major classes of assets and liabilities of Tianci Wanguan, reclassified as assets and liabilities of discontinued operations at March 31, 2022.

March 31, 2022
ASSETS
Cash	$6,014
Prepaid expenses	63,061
Total current assets, discontinued operations	$69,075

LIABILITIES
Accounts payable and accrued expenses	$14,267
Customer deposits	151,346
Other payables	44,991
Total current liabilities, discontinued operations	$210,604

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of September 30, 2022 and March 31, 2022, prepayments and deferred expenses were as follows:

	September 30, 2022	March 31, 2022
	(Unaudited)
Prepayments for expenses	$3,763	$8,325
Prepayments for short-term lease	8,374	19,324
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,268	5,908
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	595	2,236
Others	15	537
Total	$18,015	$36,330

For the six months ended September 30, 2022, prepayments for the short-term lease were reduced by US$10,950 and recorded as rent expense.

NOTE 4. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than a one year shelf life. The Company reviews its products and sells products near the end of its shelf life through promotions. As of September 30, 2022 (unaudited) and March 31,2022, no reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	September 30, 2022	March 31, 2022
	(Unaudited)
Rice and other products	$128,006	$182,030
Packing and other materials	20,130	23,843
Total inventories at cost	$148,136	$205,873

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 5. INCOME TAXES

A reconciliation of (loss) before income taxes for domestic and foreign locations for the six months ended September 30, 2022 and 2021 is as follows:

	For the three months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
United States	$(40,680)	$(22,462)
Foreign	(260,556)	(45,289)
(Loss) before income taxes	$(301,236)	$(67,751)

	For the six months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
United States	$(61,150)	$(799,614)
Foreign	(457,226)	(58,832)
(Loss) before income taxes	$(518,376)	$(858,446)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of September 30, 2022, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $1,308,000 in the PRC that expire in 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $327,000 and $296,000 related to its operations in the PRC as of September 30, 2022 and March 31, 2022, respectively. The PRC valuation allowance increased by approximately $114,000 and $15,000 for the six months ended September 30, 2022 and 2021, respectively.

The Company incurred losses from its United States operations during all periods presented of approximately $1,510,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $317,000 and $304,000 against the net deferred tax assets related to the Company’s United States operations as of September 30, 2022 and March 31, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $13,000 and $168,000 for the six months ended September 30, 2022 and 2021, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	September 30, 2022	March 31, 2022
	(Unaudited)
Shouhang	$50,239	$56,335
Beiqinhai	95,827	107,455
Others	2,319	1,014
Total customer deposits	$148,385	$164,804

NOTE 7. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	September 30, 2022	March 31, 2022
	(Unaudited)
Jiufu Zhenyuan	$50	1,159
Shen Zhenai	171	19,192
Xun Jianjun	-	797
	$221	$21,148

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 25.40% of the Company and is a board member. The advances represent advances for purchases. During the six months ended September 30, 2022, Jiufu Zhenyuan purchased agricultural products from the Company totaling $34,396.

Amounts due from related parties consisted of the following as of the periods indicated:

	September 30, 2022	March 31, 2022
	(Unaudited)
Hao Shuping	$-	$17,373
	$-	$17,373

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

During the six months ended September 30, 2022 and 2021, Hao Shuping, a member of the Company’s Board of Directors, purchased agricultural products from the Company totaling $49 and $1,485, respectively.

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

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,606.50 (approximately US$20,000, including VAT tax). The annual payment was fully paid on March 23, 2022. Since it is a short-term lease, the payment was recorded as prepaid expenses.

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the six months ended September 30, 2022 and 2021, the amortization of ROU was nil and US$12,392, respectively.

NOTE 9. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2022 and through the date of this report.

NOTE 10. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of November 21, 2022.

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

In connection with the preparation of our financial statements for the six months ended September 30, 2022, there was no accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and six months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$38,277	$47,955	$(9,678)	(20)%
Cost of Sales	31,490	31,575	(85)	0%
Gross Profit	6,787	16,380	(9,593)	(59)%

Total operating costs and expenses	309,487	84,133	225,354	268%
(Loss) from operations before other income and income taxes	(302,700)	(67,753)	(234,947)	347%
Other income	1,464	2	1,462	73,100%
(Loss) from operations before income taxes	(301,236)	(67,751)	(233,485)	345%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(301,236)	(67,751)	(233,485)	345%
Income (loss) from discontinued operations, net of income taxes	68,359	(30,122)	98,481	(327)%
Net (loss)	(232,877)	(97,873)	(135,004)	138%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(14,762)	14,762	(100)%
Net (loss) attributable to common shareholders’	$(232,877)	$(83,111)	$(149,766)	180%

	For the Six Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$77,261	$78,046	$(785)	(1)%
Cost of Sales	62,762	52,255	10,507	20%
Gross Profit	14,499	25,791	(11,292)	(44)%

Total operating costs and expenses	535,356	884,239	(348,883)	(39)%
(Loss) from operations before other income and income taxes	(520,857)	(858,448)	337,591	(39)%
Other income	2,481	2	2,479	123,950%
(Loss) from operations before income taxes	(518,376)	(858,446)	340,070	(40)%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(518,376)	(858,446)	340,070	(40)%
Income (loss) from discontinued operations, net of income taxes	68,358	(30,126)	98,484	(327)%
Net (loss)	(450,018)	(888,572)	438,554	(49)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(14,762)	14,762	(100)%
Net (loss) attributable to common shareholders’	$(450,018)	$(873,810)	$423,792	(48)%

All of our revenue during the three and six months ended September 30, 2022 and 2021 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three and six months ended September 30, 2022 were 20% and 1% less than during the three and six months ended September 30, 2021. The decrease in revenue occurred primarily because of the decrease in orders from Jiufu Zhenyuan, a shareholder and board member.

For the three and six months ended September 30, 2022 and 2021, our revenue was attributable to the sales of milled rice and other foodstuffs. The cost of sales were $31,490 and $31,575 for the three months and $62,762 and $52,255 for the six months ended September 30, 2022 and 2021, respectively. Those operations yielded gross profit for the three months periods of $6,787 and $16,380 and for the six months periods of $14,499 and $25,791with gross margin of 17.7%, 34.2%, 18.8% and 33.0%, respectively. The decrease in gross margin during the three and six months ended September 30, 2022, compared to the same period of the previous year was primarily attributable to below-cost sales of a new product and products near the end of their shelf life

In April 2021, in order to boost sales, the Company granted a total of 1,780,200 fully vested shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services. As a result, $759,000 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the six months ended September 30, 2021, representing the primary component of the Company’s operating expenses during the six months ended September 30, 2021. In July 2022, the Company granted a total of 140,000 fully vested shares with a fair value on the grant date of $0.0899 per share to 11 individuals for sales promotion services. As a result, $12,586 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the three and six months ended September 30, 2022. The Company incurred operating expenses totaling $309,487 and $84,133 during the three months ended September 30, 2022 and 2021, and $535,356 and $884,239 during the six months ended September 30, 2022 and 2021, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended Sept. 30		Six Months Ended Sept. 30
	2022	2021	2022	2021
Salaries and benefits	$46,223	$52,415	$92,541	$85,429
Office Expense	77,392	16,721	104,069	31,006
Rentals and leases	4,624	6,190	9,366	12,392
Professional fees	25,112	18,310	42,835	36,420
Exchange loss (gain)	140,846	(12,553)	268,389	(45,898)
Advertising and promotion expenses	15,290	3,050	18,156	764,890
Total operating expenses	$309,487	$84,133	$535,356	$884,239

Salaries and benefits increased in the six months ended September 30, 2022, because Yuxingqi implemented an expansion of its business. Office expenses increased in the three and six months ended September 30, 2022 primarily attributable to a consulting fee of $59,459 for investor relations services.

The Company’s operating expenses for the three and six months ended September 30, 2022 included $140,846 and $268,389 of an exchange loss. This represented the decrease in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the appreciation in the USD to CNY exchange rate from 6.3431 to 7.1128. By comparison, the Company’s operating expenses during the three and six months ended September 30, 2021 were partially offset by $12,553 and $45,898 of an exchange gain. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.4580.

The Company’s operations produced a net loss from continuing operations of $301,236 and $67,751 for the three months, and $518,376 and $858,446 for the six months ended September 30, 2022 and 2021, respectively.

The Company produced gain from discontinued operations of $68,359 and $68,358 from its disposal for the three and six months end September 30, 2022, and a net loss of $30,122 and $30,126 for the three and six months end September 30, 2021 from its operations. On August 19, 2022, the Company completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares to a single investor during the six months ended September 30, 2021. As of September 30, 2022, our working capital was $170,210, a decrease of $133,665 during the six months ended September 30, 2022, primarily due to the net loss from operations.

The largest components of working capital at September 30, 2022 were cash of $132,676 and inventories of $148,136, which were offset by $148,385 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended September 30, 2022 and 2021.

	For the Six Months Ended September 30,		Change
	2021	2020	$
Net cash (used in) operating activities	$(245,772)	$(226,204)	$(19,568)
Net cash (used in) investing activities	(288)	-	(288)
Net cash provided by financing activities	-	920,000	(920,000)
Effect of exchange rate fluctuation on cash and cash equivalents	(29,727)	(22,420)	(7,307)
Net (decrease) increase in cash and cash equivalents	(275,787)	671,376	(947,163)
Cash and cash equivalents, beginning of year	408,463	70,506	337,957
Cash and cash equivalents, end of year	$132,676	$741,882	$(609,206)

During the six months ended September 30, 2022, our operations used net cash of $245,772. The Company incurred a cash use from operations primarily because it recorded a net loss of $450,018. For the six months end September 30, 2022, the difference between net loss and cash used was primarily attributable to the non-cash expense of $268,389 for exchange loss (gain). During the six months ended September 30, 2021, the Company recorded $226,204 of cash used in operating activities, primarily because of its net loss of $888,572. For the six months end September 30, 2021, the difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation.

The Company had no investing activities during the six months ended September 30, 2021, and recorded $288 for cash disbursed on divestment of Tianci Wanguan for the six months ended September 30, 2022.

The Company had no financing activities during the six months ended September 30, 2022. Our financing activities during the six months ended September 30, 2021 generated $920,000 from the sale of common stock.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products, our marketing personnel are developing new customers with the hope of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of September 30, 2022, a stable customer base has not been established yet.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of September 30, 2022 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended September 30, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2022.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	November 21, 2022
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	November 21, 2022
Wang Qiu	(Principal Financial and Accounting Officer)