Form 10-Q
period 2022-12-31
Organic Agricultural Co Ltd
filed 2023-02-13
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of the date of filing of this report, there were outstanding 93,726,994 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited) and March 31, 2022	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2022 and 2021 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2022 and 2021 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2022 and 2021 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-16

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2022 AND MARCH 31, 2022

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2022	2022
	Unaudited
Assets
Current assets:
Cash	$83,966	$402,449
Accounts receivable	8,620	2,532
Due from related parties	1,722	17,373
Prepaid expenses	13,585	36,330
Inventories	157,497	205,873
Other receivables	30,853	32,071
Current assets, discontinued operations (Note 3)	-	69,075
Total current assets	296,243	765,703
Total assets	$296,243	$765,703

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$27,341	$64,347
Customer deposits	151,040	164,804
Due to related parties	3,035	21,148
Other payables	739	925
Current liabilities, discontinued operations (Note 3)	-	210,604
Total current liabilities	182,155	461,828
Total liabilities	182,155	461,828

Shareholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and March 31, 2022	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 93,726,994 and 83,536,994 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	93,727	83,537
Additional paid-in capital	5,153,407	4,266,611
(Subscription receivable)	(866,032)	-
(Deficit)	(4,250,354)	(3,803,720)
Other comprehensive (loss)	(16,660)	(173,204)
Total shareholders’ equity of the Company	114,088	373,224
Non-controlling interest	-	(69,349)
Total shareholders’ equity	114,088	303,875
Total liabilities and shareholders’ equity	$296,243	$765,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	$93,531	$164,876	$170,792	$242,922
Cost of sales	83,514	119,572	146,276	171,827
Gross profit	10,017	45,304	24,516	71,095

Selling, general and administrative expenses	9,564	99,107	544,920	983,346
Operating income (loss)	453	(53,803)	(520,404)	(912,251)
Other income (loss)	(46)	234	2,435	236
Income (loss) before provision for income taxes	407	(53,569)	(517,969)	(912,015)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	407	(53,569)	(517,969)	(912,015)
Gain on the sale of discontinued operations, net of income taxes (Note 3)	-	-	68,359	-
(Loss) from discontinued operations, net of income taxes (Note 3)	-	(66,463)	(1)	(96,589)
Net income (loss)	407	(120,032)	(449,611)	(1,008,604)
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(32,566)	-	(47,328)
Net income (loss) attributable to common shareholders	$407	$(87,466)	$(449,611)	$(961,276)

Amounts attributable to common shareholders:
Net income (loss) from continuing operations	$407	$(53,569)	$(517,969)	$(912,015)
Net income (loss) from discontinued operations	-	(33,897)	68,358	(49,261)
Net income (loss) attributable to common shareholders	$407	$(87,466)	$(449,611)	$(961,276)

Income (loss) per share – continuing operations – basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Income (loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	0.00
Basic and diluted income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted*	87,309,961	87,712,798	84,835,023	80,750,245

Other comprehensive (loss):
Net income (loss)	$407	$(120,032)	$(449,611)	$(1,008,604)
Foreign currency translation adjustment	(74,897)	(26,824)	163,193	(52,658)
Comprehensive (loss)	(74,490)	(146,856)	(286,418)	(1,061,262)
Less: comprehensive income (loss) attributable to non-controlling interests	-	(32,808)	3,672	(47,570)
Comprehensive (loss) attributable to the common shareholders	$(74,490)	$(114,048)	$(290,090)	$(1,013,692)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in	Subscription		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	Receivable	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2021	60,500,174	$60,500	$2,610,648	$-	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	-	(790,699)	-	(790,699)	-	(790,699)
Sale of common shares	21,256,620	21,257	898,743	-	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	-	(25,774)	(25,774)	-	(25,774)
Balance at June 30, 2021 (unaudited)	83,536,994	83,537	4,266,611	-	(3,474,912)	(139,517)	735,719	-	735,719
Net (loss)	-	-	-	-	(83,111)	-	(83,111)	(14,762)	(97,873)
Foreign currency translation adjustment	-	-	-	-	-	(60)	(60)	-	(60)
Balance at September 30, 2021 (unaudited)	83,536,994	83,537	4,266,611	-	(3,558,023)	(139,577)	652,548	(14,762)	637,786
Net (loss)	-	-	-	-	(87,466)	-	(87,466)	(32,566)	(120,032)
Foreign currency translation adjustment	-	-	-	-	-	(26,582)	(26,582)	(242)	(26,824)
Balance at December 31, 2021 (unaudited)	83,536,974	$83,537	$4,266,611	$-	$(3,645,489)	$(166,159)	$538,500	$(47,570)	$490,930
Balance at March 31, 2022	83,536,994	$83,537	$4,266,611	$-	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875
Net (loss)	-	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,994	83,537	4,266,611	-	(4,020,861)	(66,043)	263,244	(65,677)	197,567
Net (loss)	-	-	-	-	(232,877)	-	(232,877)	-	(232,877)
Shares issued as compensation	140,000	140	12,446	-	-	-	12,586	-	12,586
Foreign currency translation adjustment	-	-	-	-	-	127,257	127,257	-	127,257
Divestment of Tianci Wanguan	-	-	-	-	2,977	(2,977)	-	65,677	65,677
Balance at September 30, 2022 (unaudited)	83,676,994	83,677	4,279,057	-	(4,250,761)	58,237	170,210	-	170,210
Net income	-	-	-	-	407	-	407	-	407
Shares issued as compensation	50,000	50	4,350	-	-	-	4,400	-	4,400
Sale of common shares	10,000,000	10,000	870,000	(866,032)	-	-	13,968	-	13,968
Foreign currency translation adjustment	-	-	-	-	-	(74,897)	(74,897)	-	(74,897)
Balance at December 31, 2022 (unaudited)	93,726,994	$93,727	$5,153,407	$(866,032)	$(4,250,354)	$(16,660)	$114,088	$-	$114,088

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(517,969)	$(912,015)
Net income (loss) from discontinued operations	68,358	(96,589)
Shares issued as compensation	16,986	759,000
Depreciation and amortization	-	18,796
Gain on sale of discontinued operations	(68,359)	-
Exchange loss (gain)	192,194	(70,061)
Changes in operating assets and liabilities, discontinued operations	(5,381)	-
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(6,331)	(637)
Prepaid and deferred expenses	19,944	(77,407)
Inventories	32,003	(69,824)
Other receivables	(1,372)	(39,636)
Accounts payable and accrued expenses	(35,138)	(9,908)
Customer deposits	(502)	164,295
Due to (from) related parties	(3,013)	(40,607)
Lease liability	-	(38,574)
Other payables	(112)	(763)
Net cash (used in) operating activities	(308,692)	(413,930)

Cash Flows from Investing Activities
Cash disbursed on divestment of Tianci Wanguan	(288)	-
Net cash (used in) investing activities	(288)	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	13,968	920,000
Net cash provided by financing activities	13,968	920,000

Effect of exchange rate fluctuations on cash	(29,485)	(9,870)
Net (decrease) increase in cash	(324,497)	496,200

Cash, beginning of period-continuing operations	402,449	70,506
Cash, beginning of period-discontinued operations	6,014	-
Cash, beginning of period	408,463	70,506
Cash, end of period-continuing operations	83,966	566,706
Cash, end of period-discontinued operations	-	-
Cash, end of period	$83,966	$566,706

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
Gain on sale of discontinued operations	$68,359	$-
Shares issued for compensation	$16,986	$759,000
Issuance of common stock as cash was not received	$866,032	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At December 31, 2022, the Company’s subsidiaries are as follows:

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

The Supplementary Agreement set forth performance criteria for Unbounded’s management of Tianci Wanguan: specifically that within 12 months after the shares mentioned below are issued to Unbounded, Tianci Wanguan must generate a profit of five million Renminbi (approximately US$774,000) from the business described in the Cooperation Agreement or any other business approved by Organic Agricultural. On November 23, 2021, Organic Agricultural issued 10 million shares of its common stock to Chen Zewu, who held them as agent for Unbounded. If Unbounded failed to satisfy the criteria described above, the 10 million shares must be returned to Organic Agricultural. If Unbounded did satisfy the criteria, then it would have unrestricted ownership of the 10 million shares, and Organic Agricultural would issue an additional 10 million shares to Unbounded. According to FASB ASC 505-50-S99-1 and 2, as the 10,000,000 shares issued on November 23, 2021 were unvested and forfeitable, these shares were treated as unissued until they vest when the target described above was met.

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 in April 2021 from the sale of shares. The Company sold an additional 10 million shares of its common stock in November 2022 for a price of $880,000 USD, with the payments for the shares scheduled to be paid before August 15, 2023. The Company will use these funds for working capital.

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

The Company’s subsidiaries as of December 31, 2022 are listed as follows:

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the inventory valuation allowance. This estimate is often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable. Actual results could differ from these estimates.

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC and the USA. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consisted of cash on hand and cash in bank, as of December 31, 2022 and March 31, 2022.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at December 31, 2022 and March 31, 2022, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the nine months ended December 31,		March 31,
	2022	2021	2022
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	6.8983/7.8088	6.3614/7.7974	6.3431/7.8306
Revenue and expenses - period average	6.8557/7.8390	6.3939/7.7896	N/A

For the three months ended December 31,
	2022	2021
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	6.8983/7.8088	6.3614/7.7974
Revenue and expenses - period average	7.1111/7.8227	6.4413/7.7777

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the nine months ended December 31, 2022, specifically on July 1, 2022, the Company granted a total of 140,000 shares with a fair value on the grant date of $0.0899 per share to 11 individuals for a sales bonus on promotion services, and on November 29, 2022, the Company granted a total of 50,000 shares with a fair value on the grant date of $0.0880 per share for promotion services. A total of $16,986 in compensation expense was recognized under the provisions of ASC 718. During the nine months ended December 31, 2021, specifically on April 12, 2021, the Company granted a total of 1,780,200 shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$70,000). As of December 31, 2022, the Company had no cash on deposit in excess of the insurance amounts.

During the nine months ended December 31, 2022, two customers, Jiufu Zhenyuan and Chuangyi Agriculture, generated 60% and 13% of our revenues, respectively. During the nine months ended December 31, 2021, Jiufu Zhenyuan, generated 93% of our revenues.

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

Recently, since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures since December 2022. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations. However, there has recently been and may continue to be an increase in COVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19 in December 2022. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. With the uncertainties surrounding the COVID-19 outbreak, the threat to the Company’s business disruption and the related financial impact remains.

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

	Nine months ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	1	96,589
Operating income (loss)	(1)	(96,589)
Other income	-	-
Income (loss) before income taxes	(1)	(96,589)
Income tax (expense) benefit	-	-
Income (loss) from discontinued operations, net of income taxes	(1)	(96,589)
Less: Net income (loss) attributable to non-controlling interest	-	(47,328)
Net income (loss) from discontinued operations attributable to controlling interest	$(1)	$(49,261)

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of December 31, 2022 and March 31, 2022, prepayments and deferred expenses were as follows:

	December 31, 2022	March 31, 2022
	(Unaudited)
Prepayments for expenses	$1,967	$8,325
Prepayments for short-term lease	4,043	19,324
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,432	5,908
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	1,779	2,236
Others	364	537
Total	$13,585	$36,330

For the nine months ended December 31, 2022, prepayments for the short-term lease were reduced by US$15,281 and recorded as rent expense.

NOTE 4. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than one year shelf life. The Company reviews its products and sells products near the end of their shelf life through promotions. As of December 31, 2022 and March 31,2022, no reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	December 31, 2022	March 31, 2022
	(Unaudited)
Rice and other products	$127,210	$182,030
Packing and other materials	30,287	23,843
Total inventories at cost	$157,497	$205,873

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 5. INCOME TAXES

A reconciliation of income (loss) before income taxes for domestic and foreign locations for the nine months ended December 31, 2022 and 2021 is as follows:

	For the three months ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
United States	$(30,616)	$(29,237)
Foreign	31,023	(24,332)
Income (loss) before income taxes	$407	$(53,569)

	For the nine months ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
United States	$(91,766)	$(828,851)
Foreign	(426,203)	(83,164)
(Loss) before income taxes	$(517,969)	$(912,015)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. Valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, and Yuxinqi, net	25%	25%
PRC Valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of December 31, 2022, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $1,328,000 in the PRC that expire in 2027. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $332,000 and $296,000 related to its operations in the PRC as of December 31, 2022 and March 31, 2022, respectively. The PRC valuation allowance increased by approximately $36,000 and $45,000 for the nine months ended December 31, 2022 and 2021, respectively.

The Company incurred losses from its United States operations during all periods presented of approximately $1,540,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $323,000 and $304,000 against the net deferred tax assets related to the Company’s United States operations as of December 31, 2022 and March 31, 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $19,000 and $174,000 for the nine months ended December 31, 2022 and 2021, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	December 31, 2022	March 31, 2022
	(Unaudited)
Shouhang	$51,801	$56,335
Beiqinhai	98,807	107,455
Others	432	1,014
Total customer deposits	$151,040	$164,804

NOTE 7. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	December 31, 2022	March 31, 2022
	(Unaudited)
Jiufu Zhenyuan	$-	1,159
Shen Zhenai	188	19,192
Heilongjiang Chuangyi	2,847	-
Xun Jianjun	-	797
	$3,035	$21,148

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and its President is a member of the Company’s Board of Director. The advances represent advances for purchases from the Company in the future. During the nine months ended December 31, 2022, Jiufu Zhenyuan purchased agricultural products from the Company totaling $103,194.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the nine months ended December 31, 2022, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $21,947.

Amounts due from related parties consisted of the following as of the periods indicated:

	December 31, 2022	March 31, 2022
	(Unaudited)
Hao Shuping	$-	$17,373
Jiufu Zhenyuan	1,722	-
	$1,722	$17,373

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

During the nine months ended December 31, 2022 and 2021, Hao Shuping, a member of the Company’s Board of Directors, purchased agricultural products from the Company totaling $49 and $1,485, respectively.

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

The Company’s adoption of the new lease standard included new processes and controls regarding asset financing transactions, financial reporting and a system-related implementation required for the new lease standard. The impact of the adoption of the new lease standard included the recognition of right-of-use (“ROU”) asset and lease liabilities. For the nine months ended December 31, 2022 and 2021, the amortization of ROU was nil and US$14,146, respectively.

NOTE 9. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following as of the periods indicated:

	December 31, 2022	March 31, 2022
	(Unaudited)
Sun Ying	$74,032	$-
Heilongjiang Chuangyi Agriculture Co., Ltd.	792,000	-
	$866,032	$-

On November 28, 2022 the Registrant entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). Payment is due as follows: 900,000 RMB(US$125,714) on March 1, 2023; 1,800,000 RMB (US$251,429) on April 15, 2023; and 2,970,000 RMB (US$414,857) on August 15, 2023.

On November 29, 2022 the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). Payment is due as follows: 315,000 RMB (US$44,000) on March 1, 2023 and 315,000 RMB (US$44,000) on April 15, 2023. The Company received partial proceeds of 100,000 RMB (US$13,968) from Sun Ying as of December 31, 2022.

NOTE 10. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2022 and through the date of this report.

NOTE 11. SUBSEQUENT EVENTS

The Management of the Company determined that there were no reportable subsequent events to be adjusted for and/or disclosed as of February 13, 2023.

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

In connection with the preparation of our financial statements for the nine months ended December 31, 2022, there was one accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination to record the $866,032 subscription receivable without a reserve. The Company made that determination based on its knowledge of the subscribers’ financial condition.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and nine months ended December 31, 2022 and 2021:

	For the Three Months Ended December 31,		Change
	2022	2021	$	%
Revenue	$93,531	$164,876	$(71,345)	(43)%
Cost of Sales	83,514	119,572	(36,058)	(30)%
Gross Profit	10,017	45,304	(35,287)	(78)%

Total operating costs and expenses	9,564	99,107	(89,543)	(90)%
Income (loss) from operations before other (expense) income and income taxes	453	(53,803)	54,256	(101)%
Other (expense) income	(46)	234	(280)	(120)%
Income (loss) from operations before income taxes	407	(53,569)	(53,976)	(101)%
Income taxes	-	-	-	N/A
Net income (loss) from continuing operations	407	(53,569)	(53,976)	(101)%
(Loss) from discontinued operations, net of income taxes	-	(66,463)	66,463	(100)%
Net income (loss)	407	(120,032)	120,439	(100)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(32,566)	32,566	(100)%
Net income (loss) attributable to common shareholders’	$407	$(87,466)	$87,873	(100)%

	For the Nine Months Ended December 31,		Change
	2022	2021	$	%
Revenue	$170,792	$242,922	$(72,130)	(30)%
Cost of Sales	146,276	171,827	(25,551)	(15)%
Gross Profit	24,516	71,095	(46,579)	(66)%

Total operating costs and expenses	544,920	983,346	(438,426)	(45)%
(Loss) from operations before other income and income taxes	(520,404)	(912,251)	391,847	(43)%
Other income	2,435	236	2,199	932%
(Loss) from operations before income taxes	(517,969)	(912,015)	394,046	(43)%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(517,969)	(912,015)	394,046	(43)%
Income (loss) from discontinued operations, net of income taxes	68,358	(96,589)	164,947	(171)%
Net (loss)	(449,611)	(1,008,604)	558,993	(55)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	(47,328)	47,328	(100)%
Net (loss) attributable to common shareholders’	$(449,611)	$(961,276)	$511,665	(53)%

All of our revenue during the three and nine months ended December 31, 2022 and 2021 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three and nine months ended December 31, 2022 were 43% and 30% less than during the three and nine months ended December 31, 2021. The decrease in revenue occurred primarily because of the decrease in orders from Jiufu Zhenyuan, which is a shareholder and whose president is a member of our board.

For the three and nine months ended December 31, 2022 and 2021, our revenue was attributable to the sales of milled rice and other foodstuffs. The cost of sales were $83,514 and $119,572 for the three months and $146,276 and $171,827 for the nine months ended December 31, 2022 and 2021, respectively. Those operations yielded gross profit for the three months periods of $10,017 and $45,304 and for the nine months periods of $24,516 and $71,095 with gross margin of 10.7%, 27.5%, 14.4% and 29.3%, respectively. The decrease in gross margin during the three and nine months ended December 31, 2022, compared to the same period of the previous year was primarily attributable to our promotions of new products at discount prices and below-cost sales of products near the end of their shelf life.

In April 2021, in order to boost sales, the Company granted a total of 1,780,200 fully vested shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services. As a result, $759,000 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the nine months ended December 31, 2021, representing the primary component of the Company’s operating expenses during the nine months ended December 31, 2021. In July 2022, the Company granted a total of 140,000 fully vested shares with a fair value on the grant date of $0.0899 per share to 11 individuals for sales promotion services. On November 29, 2022, the Company granted a total of 50,000 shares with a fair value on the grant date of $0.0880 per share for sales promotion services. As a result, $16,986 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the nine months ended December 31, 2022. The Company incurred operating expenses totaling $9,564 and $99,107 during the three months ended December 31, 2022 and 2021, and $544,920 and $983,346 during the nine months ended December 31, 2022 and 2021, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended December 31		Nine Months Ended December 31
	2022	2021	2022	2021
Salaries and benefits	$37,808	$68,814	$130,349	$154,243
Office expenses	11,360	20,066	115,429	51,072
Rentals and leases	4,445	1,754	13,811	14,146
Professional fees	22,875	22,624	65,710	59,044
Exchange (gain) loss	(76,195)	(24,163)	192,194	(70,061)
Advertising and promotion expenses	9,271	10,012	27,427	774,902
Total operating expenses	$9,564	$99,107	$544,920	$983,346

Salaries and benefits decreased in the three and nine months ended December 31, 2022, because sales bonuses decreased due to the decrease in sales. Office expenses increased in the nine months ended December 31, 2022 primarily attributable to a consulting fee of $59,459 for investor relations services.

The Company’s operating expenses for the three months ended December 31, 2022 included $76,195 of an exchange gain. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the depreciation in the USD to CNY exchange rate from 7.1128 to 6.8983. The Company’s operating expenses for the nine months ended December 31, 2022 included $192,194 of exchange loss. This represented the decrease in the USD value of Tianci’s debt to Organic Agricultural, which decreased as a result of the appreciation in the USD to CNY exchange rate from 6.3431 to 6.8983. By comparison, the Company’s operating expenses during the three and nine months ended December 31, 2021 were partially offset by $24,163 and $70,061 of exchange gain. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural, which increased as a result of the depreciation in the USD to CNY exchange rate from 6.5565 to 6.3614.

The Company’s operations produced a net income of $407 and a net loss of $53,569 from continuing operations for the three months, and a net loss of $517,969 and $912,015 for the nine months ended December 31, 2022 and 2021, respectively.

The Company produced a gain from discontinued operations of $nil and $68,358 for the three and nine months end December 31, 2022 from its disposal, and a net loss of $66,463 and $96,589 for the three and nine months end December 31, 2021 from its operations. On August 19, 2022, the Company completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares to a single investor during the nine months ended December 31, 2021. The Company received partial proceeds of $13,968 from the sale of 10,000,000 shares for a price of $880,000 to two investors during the nine months ended December 31, 2022. The two subscribers have agreed to pay the remaining proceeds of $866,032 on or before August 15, 2023. The debt is recorded as a subscription receivable in shareholders’ equity at December 31, 2022. As of December 31, 2022, our working capital was $114,088, a decrease of $189,787 during the nine months ended December 31, 2022, primarily due to the net loss we incurred during those nine months.

The largest components of working capital at December 31, 2022 were cash of $83,966, and inventories of $157,497, which were offset by $151,040 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended December 31, 2022 and 2021.

	For the Nine Months Ended December 31,		Change
	2021	2020	$
Net cash (used in) operating activities	$(308,692)	$(413,930)	$105,238
Net cash (used in) investing activities	(288)	-	(288)
Net cash provided by financing activities	13,968	920,000	(906,032)
Effect of exchange rate fluctuation on cash and cash equivalents	(29,485)	(9,870)	(19,615)
Net (decrease) increase in cash and cash equivalents	(324,497)	496,200	(820,697)
Cash and cash equivalents, beginning of period	408,463	70,506	337,957
Cash and cash equivalents, end of period	$83,966	$566,706	$(482,740)

During the nine months ended December 31, 2022, our operations used net cash of $308,692. The Company incurred a cash use from operations primarily because it recorded a net loss of $517,969 from continuing operations. For the nine months end December 31, 2022, the difference between net loss and cash used was primarily attributable to the non-cash expense of $192,194 for exchange loss. During the nine months ended December 31, 2021, the Company recorded $413,930 of cash used in operating activities, primarily because of its net loss of $1,008,604. For the nine months end December 31, 2021, the difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation.

The Company had no investing activities during the nine months ended December 31, 2021, and recorded $288 for cash disbursed on divestment in Tianci Wanguan for the nine months ended December 31, 2022.

Our financing activities during the nine months ended December 31, 2022 generated $13,968 from the sale of common stock. Our financing activities during the nine months ended December 31, 2021 generated $920,000 from the sale of common stock.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products, our marketing personnel are developing new customers with the hope of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of December 31, 2022, a stable customer base has not been established yet.

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

Recently, since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures since December 2022. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations. However, there has recently been and may continue to be an increase in COVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19 in December 2022. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. With the uncertainties surrounding the COVID-19 outbreak, the threat to the Company’s business disruption and the related financial impact remains.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of December 31, 2022 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended December 31, 2022 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2022, the Company recorded three sales of unregistered shares:

On November 28, 2022 the Registrant entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). Payment is due as follows: 900,000 RMB (US$125,714) on March 1, 2023; 1,800,000 RMB (US$251,429) on April 15, 2023; and 2,970,000 RMB (US$414,857) on August 15, 2023. The shares were sold in a private offering to an investor who was purchasing for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

On November 29, 2022 the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). Payment is due as follows: 315,000 RMB (US$44,000) on March 1, 2023 and 315,000 RMB (US$44,000) on April 15, 2023. The Company received partial proceeds of 100,000 RMB (US$13,968) from Sun Ying as of December 31, 2022. The shares were sold in a private offering to an investor who was purchasing for their own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

On November 29, 2022, the Company issued a total of 50,000 shares with a fair value on the grant date of $0.088 per share to 1 individual in exchange for sales promotion services. The shares were sold in a private offering to an investor who was purchasing for his own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2022.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	February 13, 2023
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	February 13, 2023
Wang Qiu	(Principal Financial and Accounting Officer)