Form 10-K
period 2023-03-31
Organic Agricultural Co Ltd
filed 2023-11-17
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act). Yes ☐   No ☒

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

The Company carries on business through its subsidiaries with headquarters in Harbin of China. At the beginning of fiscal year 2023, the Company’s operating subsidiaries consisted of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which marketed agricultural products, and 51% owned Tianci Wanguan (Xiamen) Digital Technology Company Limited (“Tianci Wanguan”), which provided software development. As of June 30, 2022, the Company had suspended the operations of Tianci Wanguan and on August 19, 2022, completed the divestment of Tianci Wanguan. The divestment of Tianci Wanguan will enable the Company to focus on its other business: processing and marketing food products.

With the divestment of Tianci Wanguan, the Company’s remaining subsidiaries are:

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

Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), which was incorporated in Heilongjiang, China on February 5, 2018. Tianci Liangtian organized Yuxinqi to function as a marketing company, selling paddy and other crops to customers in the PRC. Yuxinqi shares offices in Harbin with Tianci Liangtian. Yuxinqi is engaged in marketing. As our operations grow, Yuxinqi will undertake a broader range of marketing activities, both for paddy and for other food products.

Our present corporate structure is as follows:

Our Business

Our subsidiary, Yuxinqi, was organized in February 2018. To date, Yuxinqi has devoted its efforts to the marketing and distribution of selenium-enriched agricultural products, primarily paddy rice and coarse cereals. Going forward, Yuxinqi intends to continue its focus on the marketing and sale of agricultural products, while enlarging its offerings to include a variety of crop foods, dry goods as well as processed foods.

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

Income Taxes

United States

The company is subject to an income tax rate of 21% in the United States of America.

Samoa

Organic Agricultural (Samoa) Co., Ltd was incorporated in Samoa and, under the current laws of Samoa, is not subject to income tax.

China

Tianci Liantian and Yuxinqi are subject to a 25% standard enterprise income tax in the PRC.

Employees

As of March 31, 2023, we had 15 employees. None of our employees are represented by a labor union or similar collective bargaining organization.

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

The Company continues to generate operating losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover its operating costs over an extended period of time. These factors, among others, caused our independent auditor, in its audit opinion for the fiscal year ended March 31, 2023, to express substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations have been financed primarily by advances and loans from related parties and proceeds from sales of shares. Nevertheless, there can be no assurance that we would be able to raise the additional funding needed to support our continuing operations, implement our business plans or cover unanticipated costs.

Since we have not generated significant revenues and have experienced recurring losses, an investment in our shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in implementing our business plans and achieving profitable operations.

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

The COVID-19 pandemic has led government and other authorities to impose measures intended to control its spread, including restrictions on freedom of movement, restrictions on gatherings of large numbers of people, and temporary closure of company operations. The COVID-19 pandemic has led to significant disruptions in our distribution operations and supply chains.

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

Since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations. However, there has recently been and may continue to be an increase in COVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. With the uncertainties surrounding the COVID-19 outbreak, the threat to the Company’s business disruption and the related financial impact remains.

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

The audit report included in this annual report on Form 10-K for the year ended March 31, 2023, was issued by Wei, Wei & Co., LLP, a U.S.-based accounting firm that is registered with the PCAOB and can be inspected by the PCAOB. Our auditor is headquartered in New York and is subject to inspection by the PCAOB on a regular basis with the last inspection in 2020. We have no intention of dismissing Wei, Wei & Co., LLP in the future or of engaging any auditor not based in the U.S. and not subject to regular inspection by the PCAOB. There is no guarantee, however, that any future auditor engaged by the Company would remain subject to full PCAOB inspection during the entire term of our engagement.

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

Office Leases

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,607 (approximately US$20,000, including VAT tax). The government of Harbin issued policy on house rent relief for small, medium and micro enterprises and individual industrial and commercial households, and Yuxingqi got a three months rent-free period after March 22, 2023. On July 5, 2023, Yuxingqi renewed the operating lease agreement for the period from June 23, 2023 to June 22, 2024. Under the terms of the lease, Yuxingqi committed to make an annual lease payment of RMB136,607 (approximately US$20,000, including VAT tax).

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

Holders of Securities

As of the date of filing of this report, we had 242 shareholders of record and 93,726,994 outstanding shares of common stock, par value $0.001.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Sales of Unregistered Securities

The Company did not have any unregistered sales of equity securities during the fiscal quarter ended March 31, 2023.

Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fiscal quarter ended March 31, 2023.

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

Results of Operations for the Years Ended March 31, 2023 and 2022

The following table shows key components of the results of operations during the years ended March 31, 2023 and 2022:

	For the Years Ended March 31,		Change
	2023	2022	$	%
Revenue	$223,037	$310,648	$(87,611)	(28)%
Cost of Sales	184,296	219,092	(34,796)	(16)%
Gross Profit	38,741	91,556	(52,815)	(58)%

Total operating costs and expenses	668,686	1,141,718	(473,032)	(41)%
(Loss) from operations before other income and income taxes	(629,945)	(1,050,162)	420,217	(40)%
Other income	2,461	1,989	472	24%
(Loss) from operations before income taxes	(627,484)	(1,048,173)	420,689	(40)%
Income taxes	-	-	-	-
Net (loss) from continuing operations	(627,484)	(1,048,173)	420,689	(40)%
Income on the sale of discontinued operations, net of income taxes	68,359	-	68,359	-
Net (loss) from discontinued operations, net of income taxes	(1)	(139,871)	139,870	(100)%
Total net income (loss) from discontinued operations	68,358	(139,871)	208,229	(149)%
Net (loss)	(559,126)	(1,188,044)	628,918	(53)%
Less: net (loss) income attributable to non-controlling interests	-	(68,537)	68,537	(100)%
Net (loss) attributable to common shareholders’	$(559,126)	$(1,119,507)	$560,381	(50)%

All of our revenue during the years ended March 31, 2023 and 2022 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the fiscal year ended March 31, 2023 were lower than during the fiscal year ended March 31, 2022. The decrease in revenue occurred primarily because our principal customer, Jiufu Zhenyuan, decreased its orders. The planned expansion of our business still was hindered during the year ended March 31, 2023 by the Covid-19 pandemic.

The cost of sales of $184,296 and $219,092 for the fiscal years ended March 31, 2023 and 2022, respectively, was attributable to our purchases of milled rice and other foodstuffs. Those operations yielded a gross profit of $38,741 and $91,556 with gross margins of 17.4% and 29.5%, respectively. The decrease in gross margin during the year ended March 31, 2023, compared to the previous year was primarily attributable to our promotions of new products at discount prices and below-cost sales of products near the end of their shelf life.

In April 2021, in order to boost sales, the Company granted a total of 1,780,200 fully vested shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services. As a result, $759,000 (the market value of the shares on date of grant) in compensation expense was recognized as advertising and promotion expenses for the year ended March 31, 2022. That represented the primary component of the Company’s operating expenses from continuing operations, which totaled $1,141,718 during the years ended March 31, 2022. The components of operating expenses for the years ended March 31, 2023 and 2022 were:

	For the Years Ended March 31,
	2023	2022
Salaries and benefits	$163,428	$224,274
Office expense	143,995	89,054
Rentals and leases	17,887	18,930
Professional fees	132,560	102,131
Exchange (gain)	181,128	(76,631)
Advertising and promotion expenses	29,688	783,782
Depreciation and amortization	-	178
Total operating expenses	$668,686	$1,141,718

Salaries and benefits decreased in the year ended March 31, 2023, because sales bonuses decreased due to the decrease in sales and the number of employees decreased due to Covid-19. Office expenses increased in the year ended March 31, 2023 primarily attributable to a consulting services fee of $58,372. Professional fees increased in the year ended March 31, 2023 primarily attributable to an increase in the audit fee.

The Company’s operating expenses for the 2023 fiscal year included $181,128 of exchange loss. This represented the loss on foreign exchange adjustment at the end of the year for the US Dollar debt payable by Tianci Liangtian to Organic Agricultural, which was the result of the appreciation in the USD to CNY exchange rate from 6.3431 to 6.8680. By comparison, the Company’s operating expenses were partially offset by $76,631 of gain on exchange realized during the 2022 fiscal year. This represented the gain on foreign exchange adjustment at the end of the year for the US Dollar debt, as a result of the decline in the USD to CNY exchange rate from 6.5565 to 6.3431 in fiscal 2022.

The Company’s continuing operations produced a net loss of $627,484 and $1,048,173 for the fiscal years of 2023 and 2022, respectively.

The Company produced a gain from disposal of discontinued operations of $68,358 for the 2023 fiscal year, and a net loss of $139,871 for the 2022 fiscal year from the operations of Tianci Wanguan. On August 19, 2022, the Company completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 from the sale of 21,256,620 shares during fiscal 2022. The Company received partial proceeds of $41,905 from the sale of 10,000,000 shares for a price of $880,000 to two investors during fiscal 2023. The two subscribers agreed to pay the remaining proceeds of $838,095 on or before October 16, 2024, and $146,667 or RMB1,050,000 was paid by Heilongjiang Chuangyi as of the date of this report. The debt is recorded as a subscription receivable in shareholders’ equity at March 31, 2023. As of March 31, 2023, our working capital was $23,226. Working capital decreased by $280,649 during the 2023 fiscal year, primarily due the net loss we incurred during the 2023 fiscal year.

The largest components of working capital at March 31, 2023 were cash of $49,862 and inventories of $149,757, which were offset by $151,435 in customer deposits against future sales. Furthermore, due to the divestment of Tianci Wanguan, the $210,604 of liabilities and $69,075 of assets of Tianci Wanguan were reclassified as assets and liabilities of discontinued operations at March 31, 2022, and were disposed of during the year ended March 31, 2023.

Cash Flows

The following table summarizes our cash flows for the years ended March 31, 2023 and 2022.

	For the Years Ended March 31,		Change
	2023	2022	$
Net cash (used in) operating activities	$(372,522)	$(645,682)	$273,160
Net cash (used in) investing activities	(288)	-	(288)
Net cash provided by financing activities	41,905	920,000	(878,095)
Effect of exchange rate fluctuation on cash and cash equivalents	(27,696)	63,639	(91,335)
Net (decrease) increase in cash and cash equivalents	(358,601)	337,957	(696,558)
Cash and cash equivalents, beginning of year	408,463	70,506	337,957
Cash and cash equivalents, end of year	$49,862	$408,463	$(358,601)

During fiscal 2023, our operations used net cash of $372,522. The Company incurred a cash use from operations primarily because it recorded a net loss of $627,484 from continuing operations. The difference between net loss and cash used was primarily attributable to the non-cash exchange loss of $181,128 plus a $40,471 reduction in inventories and a $32,871 reduction in prepaid expenses. During fiscal 2022, our operations used net cash of $645,682. The Company incurred a cash use from operations primarily because it recorded a net loss of $1,188,044. The difference between net loss and cash used was primarily attributable to the non-cash expense of $759,000 for stock we issued as compensation, which was offset by an increase in the balance of prepaid expenses by $24,762, a $79,114 increase in inventories, and a $132,841 increase in the balance due from related parties.

The Company’s only investing activity during fiscal 2023 was the distribution of $288 of cash in connection with the sale of the discontinued operations, and the Company had no investing activities during fiscal 2022.

Our financing activities during fiscal 2023 generated $41,905 from the sale of common stock. Our financing activities during fiscal 2022 generated $920,000 from the sale of common stock.

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

In connection with the preparation of our financial statements for the year ended March 31, 2023, there was no accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company intends to expand its product offerings to include more products and our marketing personnel are endeavoring to develop new customers with the hope of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of March 31, 2023, a stable customer base has not been established yet.

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

Since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations. However, there has recently been and may continue to be an increase in COVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. With the uncertainties surrounding the COVID-19 outbreak, the threat to the Company’s business disruption and the related financial impact remains.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Organic Agricultural Company Limited.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Organic Agricultural Company Limited (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive (loss), changes in shareholders’ (deficit) equity and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company reported net losses of approximately $559,000 and $1,188,000 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had an accumulated deficit of approximately $4,360,000 and has had to rely on additional borrowings and financing to continue its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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
November 15, 2023

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash	$49,862	$402,449
Accounts receivable	14,357	2,532
Due from related parties	324	17,373
Prepaid expenses	756	36,330
Inventories	149,757	205,873
Other receivables	22,533	32,071
Current assets, discontinued operations	-	69,075
Total current assets	237,589	765,703
Total assets	$237,589	$765,703

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$61,469	$64,347
Customer deposits	151,435	164,804
Due to related parties	726	21,148
Other payables	733	925
Current liabilities, discontinued operations	-	210,604
Total current liabilities	214,363	461,828

Total liabilities	214,363	461,828

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and 2022	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 93,726,994 and 83,536,994 shares issued and outstanding at March 31, 2023 and 2022 respectively*	93,727	83,537
Additional paid-in capital	5,153,407	4,266,611
Subscription receivable	(838,095)	-
(Deficit)	(4,359,869)	(3,803,720)
Other comprehensive (loss)	(25,944)	(173,204)
Total shareholders’ equity of the Company	23,226	373,224
Non-controlling interest	-	(69,349)
Total shareholders’ equity	23,226	303,875
Total liabilities and shareholders’ equity	$237,589	$765,703

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

	For the Years Ended March 31,
	2023	2022
Revenue	$223,037	$310,648
Cost of sales	184,296	219,092
Gross profit	38,741	91,556

Selling, general and administrative expenses	668,686	1,141,718
Operating (loss)	(629,945)	(1,050,162)
Other income	2,461	1,989
(Loss) before provision for income taxes	(627,484)	(1,048,173)
Provision for income taxes	-	-
Net (loss) from continuing operations	(627,484)	(1,048,173)
Income on the sale of discontinued operations, net of income taxes	68,359	-
(Loss) from discontinued operations, net of income taxes (Note 3)	(1)	(139,871)
Net income (loss) from discontinued operations	68,358	(139,871)
Net (loss)	(559,126)	(1,188,044)
Less: net (loss) from discontinued operations attributable to non-controlling interests	-	(68,537)
Net (loss) attributable to common shareholders	$(559,126)	$(1,119,507)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(627,484)	$(1,048,173)
Net income (loss) from discontinued operations	68,358	(71,334)
Net (loss) attributable to common shareholders	$(559,126)	$(1,119,507)

(Loss) per share continuing operations – basic and diluted	$(0.01)	$(0.01)
(Loss) per share discontinued operations – basic and diluted	-	-
Basic and diluted (loss) per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding- basic and diluted *	87,033,587	81,439,270

Other comprehensive (loss):
Net (loss)	$(559,126)	$(1,188,044)
Foreign currency translation adjustment	153,909	(60,273)
Comprehensive (loss)	(405,217)	(1,248,317)
Less: comprehensive income (loss) attributable to non-controlling interests	3,672	(69,349)
Comprehensive (loss) attributable to the common shareholders	$(408,889)	$(1,178,968)

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(AMOUNTS IN USD, EXCEPT SHARES)

	Common stock *		Additional Paid-in	Subscription		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	Receivable	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2021	60,500,174	$60,500	$2,610,648	$-	$(2,684,213)	$(113,743)	$(126,808)	$-	$(126,808)
Net (loss)	-	-	-	-	(1,119,507)	-	(1,119,507)	(68,537)	(1,188,044)
Sale of common shares	21,256,620	21,257	898,743	-	-	-	920,000	-	920,000
Shares issued as compensation	1,780,200	1,780	757,220	-	-	-	759,000	-	759,000
Foreign currency translation adjustment	-	-	-	-	-	(59,461)	(59,461)	(812)	(60,273)
Balance at March 31, 2022	83,536,994	83,537	4,266,611	-	(3,803,720)	(173,204)	373,224	(69,349)	303,875
Net (loss)	-	-	-	-	(559,126)	-	(559,126)	-	(559,126)
Shares issued as compensation	190,000	190	16,796	-	-	-	16,986	-	16,986
Sale of common shares	10,000,000	10,000	870,000	(838,095)	-	-	41,905	-	41,905
Foreign currency translation adjustment	-	-	-	-	-	150,237	150,237	3,672	153,909
Divestment of Tianci Wanguan	-	-	-	-	2,977	(2,977)	-	65,677	65,677
Balance at March 31, 2022	93,726,994	$93,727	$5,153,407	$(838,095)	$(4,359,869)	$(25,944)	$23,226	$-	$23,226

*	After giving retroactive effect to a 5.16 for 1 forward stock split effective October 21, 2021.

The accompanying notes are an integral part of these consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

	For the Year Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) from continuing operations	$(627,484)	$(1,048,173)
Net income (loss) from discontinued operations	68,358	(139,871)
Depreciation and amortization	-	178
Shares issued as compensation	16,986	759,000
Amortization of ROU	-	18,930
Exchange loss	181,128	(76,631)
Divestments of Tianci Wanguan	(68,359)	-
Changes in operating assets and liabilities, discontinued operations	(5,381)	146,003
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(12,046)	734
Prepaid expenses	32,871	(24,762)
Inventories	40,471	(79,114)
Other receivables	7,103	(23,097)
Accounts payable and accrued expenses	(1,043)	(2,900)
Customer deposits	(774)	(4,934)
Due from/to related parties	(4,231)	(132,841)
Lease liability	-	(38,204)
Other payables	(121)	-
Net cash (used in) operating activities	(372,522)	(645,682)

Cash Flows from Investing Activities:
Cash disbursed on divestment of Tianci Wanguan	(288)	-
Net cash (used in) investing activities	(288)	-

Cash Flows from Financing Activities:
Proceeds from sale of common stock	41,905	920,000
Net cash provided by financing activities	41,905	920,000

Effect of exchange rate fluctuations on cash	(27,696)	63,639
Net (decrease) increase in cash	(358,601)	337,957

Cash, beginning of year-continuing operations	402,449	68,967
Cash, beginning of year-discontinued operations	6,014	1,539
Cash, beginning of year	408,463	70,506
Cash, end of year-continuing operations	49,862	402,449
Cash, end of year-discontinued operations	-	6,014
Cash, end of year	$49,862	$408,463

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash activities:
(Loss) on sale of discontinued operations	$68,359	$-
Shares issued for compensation	$16,986	$759,000
Issuance of common stock as cash was not received	$838,095	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At March 31, 2023, the Company’s subsidiaries are as follows:

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company received $920,000 in April 2021 from the sale of shares. The Company sold an additional 10 million shares of its common stock in November 2022 for a price of $880,000 USD, with $41,905 cash received as payment as of March 31, 2023. The two subscribers agreed to pay the remaining balance due of $838,095 on or before October 16, 2024, and $146,667 or RMB1,050,000 was paid by Heilongjiang Chuangyi as of the date of this report. In addition, the Company received an interest free loan from a related party of RMB200,000 or $29,120 in August 2023 (See Note 12). The Company will use these funds for working capital.

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

The Company’s subsidiaries as of March 31, 2023 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consist of cash on hand and cash in bank, as of March 31, 2023 and 2022.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, due from related parties, other receivables, accounts payable and accrued liabilities, customer deposits, due to related parties, and other payables. As at March 31, 2023 and 2022, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

For the years ended March 31,
		2023	2022
		(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities	period end exchange rate	6.8680/7.8498	6.3431/7.8306
Revenue and expenses	period average	6.8526/7.8387	6.4183/7.7844

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-based compensation

The Company follows the provisions of FASB ASC 718 requiring equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and recognized over its vesting period. During the 2023 fiscal year, specifically on July 1, 2022, the Company granted a total of 140,000 shares with a fair value on the grant date of $0.0899 per share to 11 individuals for a sales bonus on promotion services, and on November 29, 2022, the Company granted a total of 50,000 shares with a fair value on the grant date of $0.0880 per share for promotion services. A total of $16,986 in compensation expense was recognized under the provisions of ASC 718. During the 2022 fiscal year, specifically on April 12, 2021, the Company granted a total of 1,780,200 shares with a fair value on the grant date of $0.43 per share to 25 individuals for sales promotion services during the period from April 12, 2021 through December 31, 2021. $759,000 in compensation expense was recognized under the provisions of ASC 718. These shares were fully vested when issued.

Segment information and geographic data

The Company is operating in one segment in accordance with the accounting guidance in FASB ASC Topic 280, Segment Reporting. The Company’s revenues are from the sales of agricultural products to customers in the People’s Republic of China (“PRC”). All assets of the Company are located in the PRC.

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately USD$79,000). As of March 31, 2023, the Company had no bank balance in excess of the insurance amounts.

During fiscal year 2023, major customers Jiufu Zhenyuan, Chuangyi Agriculture and Wenlian Commercial generated 52%, 13% and 11% of revenue, respectively. During the fiscal year of 2022, Jiufu Zhenyuan generated 89% of revenue.

Risks and uncertainties

The COVID-19 pandemic has had a significant adverse impact and created many uncertainties related to our business, and we expect that it will continue to do so. The Company is experiencing challenges in sales which has increased the Company’s financial uncertainty. Our future business outlook and expectations are very uncertain due to the impact of the COVID-19 pandemic and are very difficult to quantify. It is difficult to assess or predict the impact of this unprecedented event on our business, financial results or financial condition. Factors that will impact the extent to which the COVID-19 pandemic affects our business, financial results and financial condition include: the duration, spread and severity of the pandemic; the actions taken to contain the virus , including “lockdowns” of infected areas or treat its impact, including government actions to mitigate the economic impact of the pandemic; and how quickly and to what extent normal economic and operating conditions can resume, including whether any future outbreak interrupts the economic recovery.

Since December 2022, many of the restrictive measures previously adopted by the PRC governments at various levels to control the spread of the COVID-19 virus have been revoked or replaced with more flexible measures. The revocation or replacement of the restrictive measures to contain the COVID-19 pandemic could have a positive impact on the Company’s normal operations. However, there has recently been and may continue to be an increase in COVID-19 cases in China, and as a result, we experienced temporary disruption to our operations where many employees were infected with COVID-19 in December 2022. The extent to which the COVID-19 pandemic impacts the Company’s business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and when and to what extent normal economic and operating activities can resume. With the uncertainties surrounding the COVID-19 outbreak, the threat to the Company’s business disruption and the related financial impact remains.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1. Basis of Presentation above, on August 19, 2022, the Company completed the divestment of Tianci Wanguan and the requirements for the presentation of Tianci Wanguan as a discontinued operation were met on that date. Accordingly, Tianci Wanguan’s historical financial results are reflected in the Company’s consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Tianci Wanguan are presented as income (loss) from discontinued operations, net of income taxes in the consolidated statements of operations. The following table presents the financial results of Tianci Wanguan.

	For the years ended
	March 31, 2023	March 31, 2022
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	1	139,871
Operating (loss)	(1)	(139,871)
Other income	-	-
(Loss) before income taxes	(1)	(139,871)
Income tax (expense) benefit	-	-
(Loss) from discontinued operations, net of income taxes	(1)	(139,871)
Less: Net (loss) attributable to non-controlling interest	-	(68,537)
Net (loss) from discontinued operations attributable to controlling interest	$(1)	$(71,334)

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of March 31, 2023 and 2022, prepayments and deferred expenses were as follows:

	March 31, 2023	March 31, 2022
Prepayments for expenses	$-	$8,325
Prepayments for short-term lease	-	19,324
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,456	5,908
Heilongjiang Yaohe County Heifengyuan Apiculture Ltd.	-	2,236
Others	756	537
Total	6,212	36,330
Less: Provision for bad debts	5,456	-
Prepaid expenses, net	$756	$36,330

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than one year shelf life. The Company reviews its products and sells products near the end of their shelf life through promotions. As of March 31, 2023 and March 31,2022, there was $874 and $nil of inventory revaluation reserve, respectively. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	March 31, 2023	March 31, 2022
Rice and other products	$119,233	$182,030
Packing and other materials	30,524	23,843
Inventories, net	$149,757	$205,873

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 6. CUSTOMER DEPOSITS

As of March 31, 2023 and 2022, customer deposits were as follows:

	March 31, 2023	March 31, 2022
Shouhang commerce and trade	$52,030	$56,335
Beiqinhai	99,242	107,455
Others	163	1,014
Total	$151,435	$164,804

NOTE 7. INCOME TAXES

A reconciliation of (loss) before income taxes for domestic and foreign locations for the fiscal years ended March 31, 2023 and 2022 is as follows:

	For the years ended March 31,
	2023	2022
United States	$(161,019)	$(892,336)
Foreign	(466,465)	(155,837)
(Loss) before income taxes	$(627,484)	$(1,048,173)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	March 31, 2023	March 31, 2022
U.S. federal statutory income tax rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian and Yuxinqi, net	25%	25%
PRC valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi, Tianci Liangtian in China.

As of March 31, 2023, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $1,366,000 in the PRC that expire in 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $341,000 and $296,000 related to its operations in the PRC as of March 31, 2023 and 2022, respectively. The PRC valuation allowance has increased by approximately $45,000 and $74,000 for the year ended March 31, 2023 and 2022, respectively, after adjusting for the divestment of Tianci Wanguan.

The Company has incurred losses from its United States operations during all periods presented of approximately $1,610,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses risen from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $338,000 and $304,000 against the net deferred tax assets related to the Company’s United States operations as of March 31, 2023 and 2022, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance has increased by approximately $34,000 and $187,000 for the years ended March 31, 2023 and 2022, respectively.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has its operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax years that remain subject to examination by jurisdiction.

The year as of
U.S. Federal	March 31, 2020

China	December 31, 2018

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2023	2022
Jiufu Zhenyuan	$-	$1,159
Shen Zhenai	511	19,192
Xun Jianjun	-	797
Heilongjiang Chuagnyi	215	-
	$726	$21,148

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and its President is a member of the Company’s Board of Directors. The advances represent advances for purchases from the Company in the future. During the year ended March 31, 2023, Jiufu Zhenyuan purchased agricultural products from the Company totaling $115,532.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the year ended March 31, 2023, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $29,183.

Amounts due from related parties consisted of the following as of the periods indicated:

	March 31,
	2023	2022
Hao Shuping	$-	$17,373
Jiufu Zhenyuan	324	-
	$324	$17,373

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

During the years ended March 31, 2023 and 2022, Hao Shuping, a member of the Company’s Board of Directors, purchased agricultural products from the Company totaling $49 and $1,807, respectively.

The receivable from Jiufu Zhenyuan represents sales receivables.

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

Operating leases are reflected on our balance sheet within “operating lease right-of-use asset”. Right-of use (“ROU”) assets and the related operating lease liabilities represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease agreement. ROU assets and liabilities are recognized at the commencement date, or the date on which the lessor makes the underlying asset available for use, based upon the present value of the lease payments over the respective lease term. Lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease regarding the terms.

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

On March 23, 2022, Yuxingqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxingqi committed to make annual lease payments of RMB136,607 (approximately US$21,000, including VAT tax). The annual payment was fully paid on March 23, 2022. Since it is a short-term lease, the payment was recorded as prepaid expenses. On November 22, 2022, Yuxinqi and the lessor signed a supplemental agreement which, due to the COVID-19, gave Yuxinqi a rent-free extension period from March 23, 2023 to June 22, 2023. On July 5, 2023, Yuxingqi renewed the operating lease agreement for the period from June 23, 2023 to June 22, 2024. Under the terms of the lease, Yuxingqi committed to make an annual lease payment of RMB136,607 (approximately US$20,000, including VAT tax).

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

For the years ended March 31, 2023 and 2022, the rent expense was $17,887 and $18,930, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN US DOLLARS)

NOTE 10. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following as of the periods indicated:

	March 31, 2023	March 31, 2022

Sun Ying	$74,032	$-
Heilongjiang Chuangyi Agriculture Co., Ltd.	764,063	-
	$838,095	$-

On November 28, 2022 the Registrant entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). The Company received partial proceeds of $27,937 from Heilongjiang Chuangyi Agriculture Co., Ltd during fiscal 2023 with the remaining balance due on or before October 16, 2024.

On November 29, 2022, the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). The Company received partial proceeds of $13,968 from Sun Ying during fiscal 2023 with the remaining balance due on or before October 16, 2024.

NOTE 11. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of March 31, 2023 and through the date of this report.

NOTE 12. SUBSEQUENT EVENTS

As of November 15, 2023, $146,667 or RMB1,050,000 of subscription receivable was paid by Heilongjiang Chuangyi. On August 6, 2023, the Company received an interest-free loan of RMB200,000 or $29,120 from Tianzhi Equity Investment Fund Management (Shanghai) Co., Ltd, a related party through certain common shareholders.

The Management of the Company determined that there were no additional reportable subsequent events to be adjusted for and/or disclosed as of November 15, 2023.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2023 for the purposes described in this paragraph.

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

As of March 31, 2023, our management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as required by Rules 13a-15(c) and 15d-15(c) under the Exchange Act. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992), including the following five framework components: i) control environment, ii) risk assessment, iii) control activities, iv) information and communications, and v) monitoring. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting. These material weaknesses consisted of the four material weaknesses identified above under the heading “Evaluation of Disclosure Controls and Procedures.”

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting has come to management’s attention during the quarter ended March 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position	Director Since
Shen Zhenai	61	President, Chairman of the Board	2018
Xun Jianjun	53	Chief Executive Officer and Director	2018
Wang Qiu	35	Chief Financial Officer and Director	2022
Hao Shuping	65	Director	2018
Yongchun Zhang	57	Director	2021

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

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth information with respect to compensation paid by us to our executive officers for services during the fiscal years ended March 31, 2023 and 2022. There was no executive officer to whom we paid or accrued amounts in excess of $100,000 as compensation for services during the year ended March 31, 2023.

						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Comp.	Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Comp.	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Xun Jianjun	2023	18,524	-	-	-	-	-	-	18,524
CEO	2022	19,070	-	-	-	-	-	-	19,070
Wang Qiu	2023	9,980	-	-	-	-	-	-	9,980
CFO	2022	11,592	-	-	-	-	-	-	11,592
Shen Zhenai	2023	-	-	-	-	-	-	-	-
President	2022	14,022	-	-	-	-	-	-	14,022

Amounts of compensation for 2023 and 2022, reported in the table above, represent accrued compensation. The manner and timing of payments of the accrued compensation will depend on the future financial conditions of the Company.

Outstanding Equity Awards

There were no unexercised options, stock that has not vested, or equity incentive plan awards for any officer or employee as of March 31, 2023 and 2022, respectively.

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

The percentage ownership information shown in the table below is calculated based on 93,726,994 shares of our common stock issued and outstanding as of November 15, 2023. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

		Amount and Nature
		of Beneficial
Title of Class	Name of Beneficial Owner	Ownership	Percentage
Common Stock	Shen Zhenai	516,000	0.55%
	President, Chairman of the board.	Direct
Common Stock	Xun Jianjun	4,644,000	4.95%
	CEO, Director	Direct
Common Stock	Hao Shuping	25,180,800	26.87%
	Director	Direct
Common Stock	Wang Qiu	51,600	0.06%
	CFO, Director	Direct
Common Stock	Yongchun Zhang(1)	21,256,620	22.68%
	Director	Direct
	All Officers and Directors as a Group (4 persons)	51,649,020	55.11%

(1)	Represents shares owned by Jilin Jiufu Zhenyuan Technology Development Co., Ltd., of which Mr. Zhang is the President.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Amounts due to related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Jiufu Zhenyuan	$-	$1,159
Shen Zhenai	511	19,192
Xun Jianjun	-	797
Heilongjiang Chuagnyi	215	-
	$726	$21,148

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company, and Xun Jianjun is the CEO and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and its President is a member of the Company’s Board of Director. The advances represent advances for purchases from the Company in the future. During the year ended March 31, 2023, Jiufu Zhenyuan purchased agricultural products from the Company totaling $115,532.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the year ended March 31, 2023, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $29,183.

Amounts due from related parties consisted of the following as of the periods indicated:

	March 31,
	2022	2021
Hao Shuping	$-	$17,373
Jiufu Zhenyuan	324	-
	$324	$17,373

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

During the years ended March 31, 2023 and 2022, Hao Shuping, a member of the Company’s Board of Directors, purchased agricultural products from the Company totaling $49 and $1,807, respectively.

Except as set forth above, there have been no transactions since the beginning of the 2023 fiscal year, or any currently proposed transaction, in which Organic Agricultural Company Limited or any of its subsidiaries was or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the total assets of the Company at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

None of the members of the Company’s Board of Directors is independent, as “independence” is defined in the Rules of the NYSE American.

Item 14. Principal Accounting Fees and Services.

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accounting firm on November 2, 2018.

The following table shows the fees that were billed for the audit and other services provided by Wei, Wei & Co., LLP for the fiscal years ended March 31, 2023 and 2022.

	Year Ended March 31,
	2023	2022
Audit fees	$94,000	$81,000
Audit-related fees	$5,000	$-
Tax fees	$-	$-
All other fees	$-	$-

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Articles of Incorporation of Registrant(1)
3.1(b)	Certificate of Amendment of Articles of Incorporation dated October 21, 2021 – filed as an exhibit to the Current Report on Form 8-K filed on October 13, 2021 and incorporated herein by reference.
3.2	Bylaws of Registrant(1)
4(iv)	Description of Common Stock
10.1	Office leasing agreement- Tianci Liangtian Office(1)
21.1	List of Company Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-226810), filed on August 13, 2018, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	November 15, 2023
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	November 15, 2023
Wang Qiu	(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this Report has been signed below on November 15, 2023 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Jianjun Xun	Chief Executive Officer
Jianjun Xun	(Principal Executive Officer); Director

/s/ Wang Qiu	Chief Financial Officer
Wang Qiu	(Principal Financial and Accounting Officer); Director

/s/ Shen Zhenai	Director
Shen Zhenai

/s/ Hao Shuping	Director
Hao Shuping

/s/ Yongchun Zhang	Director
Yongchun Zhang