Form 10-Q
period 2023-06-30
Organic Agricultural Co Ltd
filed 2023-12-08
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2023 AND MARCH 31, 2023

(EXPRESSED IN US DOLLARS)

	June 30,	March 31,
	2023	2023
	Unaudited
Assets
Current assets:
Cash	$72,965	$49,862
Accounts receivable	1,282	14,357
Due from related parties	1,378	324
Prepaid expenses	28,958	756
Inventories	126,266	149,757
Other receivables	18,960	22,533
Total current assets	249,809	237,589
Total assets	$249,809	$237,589

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$88,865	$61,469
Customer deposits	157,760	151,435
Due to related parties	610	726
Other payables	3,096	733
Total current liabilities	250,331	214,363
Total liabilities	250,331	214,363

Shareholders’ (deficit) equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and March 31, 2023	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 93,726,994 shares issued and outstanding at June 30, 2023 and March 31, 2023	93,727	93,727
Additional paid-in capital	5,153,407	5,153,407
Subscription receivable	(831,111)	(838,095)
(Deficit)	(4,513,525)	(4,359,869)
Other comprehensive income (loss)	96,980	(25,944)
Total shareholders’ (deficit) equity of the Company	(522)	23,226

Total shareholders’ (deficit) equity	(522)	23,226
Total liabilities and shareholders’ (deficit) equity	$249,809	$237,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2023	2022
Revenue	$173,769	$38,984
Cost of sales	122,201	31,272
Gross profit	51,568	7,712

Selling, general and administrative expenses	205,241	225,869
Operating (loss)	(153,673)	(218,157)
Other income	17	1,017
(Loss) before provision for income taxes	(153,656)	(217,140)
Provision for income taxes	-	-
Net (loss) from continuing operations	(153,656)	(217,140)

(Loss) from discontinued operations, net of income taxes (Note 3)	-	(1)
Net (loss)	(153,656)	(217,141)
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-
Net (loss) attributable to common shareholders	$(153,656)	$(217,141)

Amounts attributable to common shareholders:
Net (loss) from continuing operations	$(153,656)	$(217,141)
Net (loss) from discontinued operations	-	-
Net (loss) attributable to common shareholders	$(153,656)	$(217,141)

(Loss) per share – continuing operations – basic and diluted	$(0.00)	$(0.00)
(Loss) per share discontinued operations – basic and diluted	(0.00)	(0.00)
Basic and diluted income (loss) per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding- basic and diluted*	93,726,994	83,536,974

Other comprehensive (loss):
Net (loss)	$(153,656)	$(217,141)
Foreign currency translation adjustment	122,924	110,833
Comprehensive (loss)	(30,732)	(106,308)
Less: comprehensive income attributable to non-controlling interests	-	3,672
Comprehensive (loss) attributable to the common shareholders	$(30,732)	$(109,980)

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in	Subscription		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	Receivable	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2022	83,536,994	$83,537	$4,266,611	$-	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875
Net (loss)	-	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,994	$83,537	$4,266,611	$-	$(4,020,861)	$(66,043)	$263,244	$(65,677)	$197,567
Balance at March 31, 2023	93,726,994	$93,727	$5,153,407	$(838,095)	$(4,359,869)	$(25,944)	$23,226	$-	$23,226
Net (loss)	-	-	-	-	(153,656)	-	(153,656)	-	(153,656)
Payment received	-	-	-	6,984	-	-	6,984	-	6,984
Foreign currency translation adjustment	-	-	-	-	-	122,924	122,924	-	122,924
Balance at June 30, 2023 (unaudited)	93,726,994	$93,727	$5,153,407	$(831,111)	$(4,513,525)	$96,980	$(522)	$-	$(522)

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net (loss) from continuing operations	$(153,656)	$(217,141)

Exchange loss	126,404	127,543
Changes in operating assets and liabilities, discontinued operations	-	(13,217)
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	12,742	(975)
Prepaid and deferred expenses	(29,237)	6,410
Inventories	16,039	21,390
Other receivables	2,453	3,906
Accounts payable and accrued expenses	27,994	(14,624)
Customer deposits	14,920	(325)
Due to (from) related parties	(1,189)	(1,174)
Other payables	2,487	5
Net cash provided by (used in) operating activities	18,957	(88,202)

Cash Flows from Financing Activities
Proceeds from sale of common stock	6,984	-
Net cash provided by financing activities	6,984	-

Effect of exchange rate fluctuations on cash	(2,838)	(12,249)
Net increase (decrease) in cash	23,103	(100,451)

Cash, beginning of period-continuing operations	49,862	402,449
Cash, beginning of period-discontinued operations	-	6,014
Cash, beginning of period	49,862	408,463
Cash, end of period-continuing operations	72,965	307,722
Cash, end of period-discontinued operations	-	290
Cash, end of period	$72,965	$308,012

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At June 30, 2023, the Company’s subsidiaries are as follows:

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company sold an additional 10 million shares of its common stock to two subscribers in November 2022 for a price of $880,000 USD, with the payments for the shares scheduled to be paid before October 16, 2024. The Company received $6,984 from Heilongjiang Chuangyi, one of the subscribers, in May 2023. The two subscribers agreed to pay the remaining proceeds of $831,111 on or before October 16, 2024, and $139,683 or RMB1,000,000 has been paid by Heilongjiang Chuangyi as of the date of this report. The Company will use these funds for working capital.

The marketing personnel of the Company are developing new customers and hope to build a stable base of customers. In this manner, Management hopes to generate sufficient operating cash inflow to support its future operations and development of the Company in addition to capital raised from sales of shares and shareholders’ support based on need.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that will be realized for the entire fiscal year. These condensed consolidated financial statements should be read in conjunction with Organic Agricultural Company’s audited financial statements and accompanying notes thereto as of and for the year ended March 31, 2023 included in Company’s current report on Form 10-K as filed with the SEC on November 17, 2023.

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

The Company’s subsidiaries as of June 30, 2023 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC and the USA. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consisted of cash on hand and cash in bank, as of June 30, 2023 and March 31, 2023.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to or from related parties, and other payables. As at June 30, 2023 and March 31, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended June 30,		March 31,
	2023	2022	2023
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	7.2556/7.8361	6.6977/7.8467	6.8680/7.8498
Revenue and expenses - period average	7.0088/7.8393	6.6078/7.8463	N/A

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

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$69,000). As of June 30, 2023, the Company had no cash on deposit in excess of the insurance amounts.

During the three months ended June 30, 2022, two customers, Jiufu Zhenyuan and Chuangyi Agriculture, generated 55% and 15% of our revenues, respectively. During the three months ended June 30, 2023, one customer, Yuanzheng, generated 95% of our revenues.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1: Basis of Presentation above, on August 19, 2022 the Company completed the divestment of Tianci Wanguan and the requirements for the presentation of Tianci Wanguan as a discontinued operation were met on that date. Accordingly, Tianci Wanguan’s historical financial results are reflected in the Company’s unaudited condensed consolidated financial statements as discontinued operations. The Company did not allocate any general corporate overhead or interest expense to discontinued operations.

The financial results of Tianci Wanguan are presented as income (loss) from discontinued operations, net of income taxes in the unaudited condensed consolidated statements of operations. The following table presents the financial results of Tianci Wanguan.

For the Three months ended June 30, 2022
(Unaudited)
Net sales	$-
Cost of sales	-
Gross profit	-
Selling, general and administrative expenses	1
Operating (loss)	(1)
Other income	-
(Loss) before income taxes	(1)
Income tax (expense) benefit	-
(Loss) from discontinued operations, net of income taxes	(1)
Less: Net (loss) attributable to non-controlling interest	-
Net (loss) from discontinued operations attributable to controlling interest	$(1)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of June 30, 2023 and March 31, 2023, prepayments and deferred expenses were as follows:

	June 31, 2023	March 31, 2023
	(Unaudited)
Prepayments for expenses	$23,368	$-
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,165	5,456
Harbin Huichuan Package Products Co., ltd	2,736	-
Others	2,854	756
Total	34,123	6,212
Less: Provision for bad debts	5,165	5,456
Prepaid expenses, net	$28,958	$756

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than one year shelf life. The Company reviews its products and sells products near the end of their shelf life through promotions. As of June 30, 2023 and March 31, 2023, no reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	June 30, 2023	March 31, 2023
	(Unaudited)
Rice and other products	$102,888	$119,233
Packing and other materials	23,378	30,524
Total inventories at cost	$126,266	$149,757

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of the (loss) before income taxes for domestic and foreign locations for the three months ended June 30, 2023 and 2022 is as follows:

	For the three months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$(27,619)	$(20,470)
Foreign	(126,037)	(196,670)
(Loss) before income taxes	$(153,656)	$(217,140)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	June 30, 2023	June 30, 2022
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
Rates for Tianci Liangtian, and Yuxinqi, net	25%	25%
PRC valuation allowance	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of June 30, 2023, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $1,335,000 in the PRC that expire in 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $334,000 and $341,000 related to its operations in the PRC as of June 30, 2023 and March 31, 2023, respectively. The PRC valuation allowance decreased by approximately $7,000 and increased by approximately $50,000 for the three months ended June 30, 2023 and 2022, respectively. The fluctuation in exchange rates and a slight profit of $6,315 from Yuxinqi caused the decrease in valuation allowance for the three months ended June 30, 2023.

The Company incurred losses from its United States operations during all periods presented of approximately $1,637,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $344,000 and $338,000 against the net deferred tax assets related to the Company’s United States operations as of June 30, 2023 and March 31, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $6,000 and $5,000 for the three months ended June 30, 2023 and 2022, respectively.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	June 30, 2023	March 31, 2023
	(Unaudited)
Shouhang	$49,251	$52,030
Beiqinhai	93,942	99,242
Others	14,567	163
Total customer deposits	$157,760	$151,435

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	June 30, 2023	March 31, 2023
	(Unaudited)
Jiufu Zhenyuan	$75	-
Shen Zhenai	483	511
Heilongjiang Chuangyi	52	215
	$610	$726

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and its President is a member of the Company’s Board of Director. The advances represent advances for purchases from the Company in the future. During the three months ended June 30, 2023, Jiufu Zhenyuan purchased agricultural products from the Company totaling $3,277.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the three months ended June 30, 2023, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $4,638.

Amounts due from related parties consisted of the following as of the periods indicated:

	June 30, 2023	March 31, 2023
	(Unaudited)
Xun Jianjun	$1,378	$-
Jiufu Zhenyuan	-	324
	$1,378	$324

Xun Jianjun is the CEO and a shareholder of the Company. This amount was an advance to Xun Jianjun and was non-interest bearing and due on demand. On August 20, 2023, this receivable due from Xun Jianjun was fully repaid to the Company.

The amount due from Jiufu Zhenyuan was account receivable from sales transactions between the Company and Jiufu Zhenyuan.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 9. LEASE

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses.

On March 23, 2022, Yuxinqi leased office space from March 23, 2022 to March 22, 2023 under an operating lease agreement (approximately 337.3 square meters). Under the terms of the lease, Yuxinqi committed to make annual lease payments of RMB136,606.50 (approximately US$19,000, including VAT tax). The government of Harbin issued policy on house rent relief for small, medium and micro enterprises and individual industrial and commercial households, and Yuxinqi got a three months rent-free period after March 22, 2023. On July 5, 2023, Yuxinqi renewed the operating lease agreement for the period from June 23, 2023 to June 22, 2024. Under the terms of the lease, Yuxinqi committed to make annual lease payments of RMB136,607 (approximately US$19,000, including VAT tax). The annual payment was fully paid and the payment was recorded as prepaid expenses, since it is a short-term lease.

For the three months ended June 30, 2023 and 2022, the amortization of lease expenses were US$344 and US$4,742, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following as of the periods indicated:

	June 30, 2023	March 31, 2023
	(Unaudited)
Sun Ying	$74,032	$74,032
Heilongjiang Chuangyi Agriculture Co., Ltd.	757,079	764,063
	$831,111	$838,095

On November 28, 2022 the Company entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). The Company received partial proceeds of $27,937 as of March 31, 2023 and additional partial proceeds of $6,984 from Heilongjiang Chuangyi Agriculture Co., Ltd. as of June 30, 2023. The remaining balance is due on or before October 16, 2024.

On November 29, 2022 the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). The Company received partial proceeds of $13,968 from Sun Ying as of June 30, 2023 with the remaining balance due on or before October 16, 2024.

NOTE 11. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of June 30, 2023 and through the date of this report.

NOTE 12. SUBSEQUENT EVENTS

Subsequent to June 30, 2023, an additional $139,683 or RMB1,000,000 of the subscription receivable was paid by Heilongjiang Chuangyi.

The Management of the Company determined that there were no other reportable subsequent events to be adjusted for and/or disclosed as of December 8, 2023.

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

In connection with the preparation of our financial statements for the three months ended June 30, 2023, there was one accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination to record the $831,111 in subscriptions receivable without a reserve. The Company made that determination based on its knowledge of the subscribers’ financial condition.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$173,769	$38,984	$134,785	346%
Cost of Sales	122,201	31,272	90,929	291%
Gross Profit	51,568	7,712	43,856	569%

Total operating costs and expenses	205,241	225,869	(20,628)	(9)%
(Loss) from operations before other income and income taxes	(153,673)	(218,157)	64,484	(30)%
Other income	17	1,017	(1,000)	(98)%
(Loss) from operations before income taxes	(153,656)	(217,140)	63,484	(29)%
Income taxes	-	-	-	N/A
Net (loss) from continuing operations	(153,656)	(217,140)	63,484	(29)%
(Loss) from discontinued operations, net of income taxes	-	(1)	1	(100)%
Net (loss)	(153,656)	(217,141)	63,485	(29)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	N/A
Net (loss) attributable to common shareholders’	$(153,656)	$(217,141)	$63,485	(29)%

All of our revenue during the three months ended June 30, 2023 and 2022 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. Sales by Yuxinqi during the three months ended June 30, 2023 were 346% more than during the three months ended June 30, 2022. The increase in revenue occurred primarily because of the orders from our customer Yuanzheng during the three months ended June 30, 2023.

For the three months ended June 30, 2023 and 2022, our revenue was attributable to the sales of milled rice and other foodstuffs. The cost of sales was $122,201 and $31,272 for the three months ended June 30, 2023 and 2022, respectively. Those operations yielded gross profit for the three months periods of $51,568 and $7,712 with gross margin of 29.7% and 19.8%, respectively. The increase in gross margin during the three months ended June 30, 2023, compared to the same period of the previous year was primarily attributable to our promotions of new products at discount prices in the quarter ended June 30, 2022 and the recovery by the “Jiufu” product series of the gross profit margin it realized in earlier periods.

The Company incurred operating expenses totaling $205,241 and $225,870 during the three months ended June 30, 2023 and 2022, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended June 30
	2023	2022
Salaries and benefits	$40,114	$46,318
Office expenses	15,128	26,678
Rentals and leases	344	4,742
Professional fees	20,500	17,723
Exchange loss	126,404	127,543
Advertising and promotion expenses	2,751	2,866
Total operating expenses	$205,241	$225,870

Salaries and benefits decreased in the three months ended June 30, 2023, due to a decrease in the total number of employees. Office expenses decreased in the three months ended June 30, 2023 primarily attributable to the decrease in office relocation-related expenses.

The Company’s operating expenses for the three months ended June 30, 2023 included $126,404 of an exchange loss. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the appreciation in the USD to CNY exchange rate from 6.8680 to 7.2556. By comparison, the Company’s operating expenses during the three months ended June 30, 2022 included $127,543 of exchange gain. This represented the increase in the USD value of Tianci’s debt to Organic Agricultural as a result of the appreciation in the USD to CNY exchange rate from 6.3431 to 6.6977.

The Company’s operations produced a net loss of $153,656 and a net loss of $217,140 from continuing operations for the three months ended June 30, 2023 and 2022, respectively.

The Company produced a net loss of $1 for the three months ended June 30, 2022 from the discontinued operations and on August 19, 2022, completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. During the three months ended June 30, 2023, the Company received partial proceeds of $6,984 from the sale of 10,000,000 shares for a price of $880,000 to two investors in November 2022. The two subscribers have agreed to pay the remaining proceeds of $831,111 on or before October 16, 2024. The debt is recorded as a subscription receivable in shareholders’ equity at June 30, 2023. Subsequent to June 30, 2023, $139,683 or RMB1,000,000 was paid by Heilongjiang Chuangyi, one of the investors. As of June 30, 2023, our working capital was negative $522, a decrease of $23,748 during the three months ended June 30, 2023, primarily due to the net loss we incurred during those three months.

The largest components of working capital at June 30, 2023 were cash of $72,965, and inventories of $126,266, which were offset by $157,760 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		Change
	2023	2022	$
Net cash provided by (used in) operating activities	$18,957	$(88,202)	$107,159
Net cash provided by financing activities	6,984	-	6,984
Effect of exchange rate fluctuation on cash and cash equivalents	(2,838)	(12,249)	9,411
Net increase (decrease) in cash and cash equivalents	23,103	(100,451)	123,554
Cash and cash equivalents, beginning of period	49,862	408,463	(358,601)
Cash and cash equivalents, end of period	$72,965	$308,012	$(235,047)

During the three months ended June 30, 2023, our operations provided net cash of $18,957. The Company obtained cash from operations despite recording a net loss of $153,656 from continuing operations. For the three months ended June 30, 2023, the difference between net loss and cash provided was primarily attributable to the non-cash expense of $126,404. During the three months ended June 30, 2022, our operations used net cash of $88,202 primarily because it recorded a net loss of $217,141.

The Company had no investing activities during the three months ended June 30, 2023 and 2022.

Our financing activities during the three months ended June 30, 2023 generated $6,984 from cash collection on account of the subscriptions receivable. The Company had no financing activities during the three months ended June 30, 2022.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products, our marketing personnel are developing new customers with the intention of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of June 30, 2023, a stable customer base has not been established yet.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of June 30, 2023 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended June 30, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, as filed with the SEC on November 17, 2023.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended June 30, 2023.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Jianjun Xun	Chief Executive Officer	December 8, 2023
Jianjun Xun	(Principal Executive Officer)

/s/ Wang Qiu	Chief Financial Officer	December 8, 2023
Wang Qiu	(Principal Financial and Accounting Officer)