Form 10-Q
period 2023-09-30
Organic Agricultural Co Ltd
filed 2024-02-08
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of the date of filing of this report, there were outstanding 92,726,994 shares of the issuer’s common stock, par value $0.001 per share.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and March 31, 2023	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2023 and 2022 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended September 30, 2023 and 2022 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2023 and 2022 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-18

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2023 AND MARCH 31, 2023

(EXPRESSED IN US DOLLARS)

	September 30,	March 31,
	2023	2023
	Unaudited
Assets
Current assets:
Cash	$95,141	$49,862
Accounts receivable	25,743	14,357
Due from related parties	3,033	324
Prepaid expenses	17,895	756
Inventories	337,234	149,757
Other receivables	40,038	22,533
Total current assets	519,084	237,589
Total assets	$519,084	$237,589

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$28,867	$61,469
Customer deposits	152,412	151,435
Due to related parties	27,916	726
Other payables	689	733
Total current liabilities	209,884	214,363
Total liabilities	209,884	214,363

Shareholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and March 31, 2023	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 93,726,994 shares issued and outstanding at September 30, 2023 and March 31, 2023	93,727	93,727
Additional paid-in capital	5,153,407	5,153,407
Subscription receivable	(705,396)	(838,095)
(Deficit)	(4,335,199)	(4,359,869)
Other comprehensive income (loss)	102,661	(25,944)
Total shareholders’ equity of the Company	309,200	23,226

Total shareholders’ equity	309,200	23,226
Total liabilities and shareholders’ equity	$519,084	$237,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$817,410	$38,277	$991,179	$77,261
Cost of sales	544,487	31,490	666,688	62,762
Gross profit	272,923	6,787	324,491	14,499

Selling, general and administrative expenses	94,597	309,487	299,838	535,356
Operating income (loss)	178,326	(302,700)	24,653	(520,857)
Other income	-	1,464	17	2,481
Income (loss) before provision for income taxes	178,326	(301,236)	24,670	(518,376)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	178,326	(301,236)	24,670	(518,376)
Gain on the sale of discontinued operations, net of income taxes (Note 3)	-	68,359	-	68,359
(Loss) from discontinued operations, net of income taxes (Note 3)	-	-	-	(1)
Net income (loss)	178,326	(232,877)	24,670	(450,018)
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	-
Net income (loss) attributable to common shareholders	$178,326	$(232,877)	$24,670	$(450,018)

Amounts attributable to common shareholders:
Net income (loss) from continuing operations	$178,326	$(301,235)	$24,670	$(518,376)
Net income from discontinued operations	-	68,358	-	68,358
Net income (loss) attributable to common shareholders	$178,326	$(232,877)	$24,670	$(450,018)

Income (loss) per share – continuing operations – basic and diluted	$0.00	$0.00	$0.00	$(0.01)
Income (loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	(0.00)
Basic and diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Weighted average number of shares outstanding- basic and diluted*	93,726,994	83,670,840	93,726,994	83,603,917

Other comprehensive income (loss):
Net income (loss)	$178,326	$(232,877)	$24,670	$(450,018)
Foreign currency translation adjustment	5,681	127,257	128,605	238,090
Comprehensive income (loss)	184,007	(105,620)	153,275	(211,928)
Less: comprehensive income attributable to non-controlling interests	-	-	-	3,672
Comprehensive income (loss) attributable to the common shareholders	$184,007	$(105,620)	$153,275	$(215,600)

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in	Subscription		Other Comprehensive Income	Total Shareholders’ Equity	Non- controlling	Total Shareholders’ Equity (Deficit)
	Quantity	Amount	Capital	Receivable	(Deficit)	(Loss)	(Deficit)	Interest	and NCI
Balance at March 31, 2022	83,536,994	$83,537	$4,266,611	$-	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875
Net (loss)	-	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,994	83,537	4,266,611	-	(4,020,861)	(66,043)	263,244	(65,677)	197,567
Net (loss)	-	-	-	-	(232,877)	-	(232,877)	-	(232,877)
Shares issued	140,000	140	12,446	-	-	-	12,586	-	12,586
Foreign currency translation adjustment	-	-	-	-	-	127,257	127,257	-	127,257
Divestment of Tianci Wanguan	-	-	-	-	2,977	(2,977)	-	65,677	65,677
Balance at September 30, 2022 (unaudited)	83,676,994	$83,677	$4,279,057	$-	$(4,250,761)	$58,237	$170,210	$-	$170,210

Balance at March 31, 2023	93,726,994	$93,727	$5,153,407	$(838,095)	$(4,359,869)	$(25,944)	$23,226	$-	$23,226
Net (loss)	-	-	-	-	(153,656)	-	(153,656)	-	(153,656)
Payment received	-	-	-	6,984	-	-	6,984	-	6,984
Foreign currency translation adjustment	-	-	-	-	-	122,924	122,924	-	122,924
Balance at June 30, 2023 (unaudited)	93,726,994	93,727	5,153,407	(831,111)	(4,513,525)	96,980	(522)	-	(522)
Net income	-	-	-	-	178,326	-	178,326	-	178,326
Payment received	-	-	-	125,715	-	-	125,715	-	125,715
Foreign currency translation adjustment	-	-	-	-	-	5,681	5,681	-	5,681
Balance at September 30, 2023 (unaudited)	93,726,994	$93,727	$5,153,407	$(705,396)	$(4,335,199)	$102,661	$309,200	$-	$309,200

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Six Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$24,670	$(518,376)
Net income from discontinued operations	-	68,358
Shares issued as compensation	-	12,586
Depreciation and amortization	-	-
Gain on sale of discontinued operations	-	(68,359)
Exchange loss	139,643	268,389
Changes in operating assets and liabilities, discontinued operations	-	(5,381)
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(12,521)	(7,659)
Prepaid and deferred expenses	(17,598)	15,207
Inventories	(200,984)	37,489
Other receivables	(19,279)	(16,830)
Accounts payable and accrued expenses	(31,855)	(29,017)
Customer deposits	10,082	1,497
Due to (from) related parties	23,207	(3,552)
Other payables	-	(124)
Net cash (used in) operating activities	(84,635)	(245,772)

Cash Flows from Investing Activities
Cash disbursed on divestment of Tianci Wanguan	-	(288)
Net cash (used in) investing activities	-	(288)

Cash Flows from Financing Activities
Proceeds from sale of common stock	132,699	-
Net cash provided by financing activities	132,699	-

Effect of exchange rate fluctuations on cash	(2,785)	(29,727)
Net increase (decrease) in cash	45,279	(275,787)

Cash, beginning of period-continuing operations	49,862	402,449
Cash, beginning of period-discontinued operations	-	6,014
Cash, beginning of period	49,862	408,463
Cash, end of period-continuing operations	95,141	132,676
Cash, end of period-discontinued operations	-	-
Cash, end of period	$95,141	$132,676

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At September 30, 2023, the Company’s subsidiaries are as follows:

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company sold an additional 10 million shares of its common stock to two subscribers in November 2022 for a price of $880,000 USD, with the payments for the shares scheduled to be paid before October 16, 2024. Heilongjiang Chuangyi, one of the subscribers, had paid $174,604, and agreed to pay the remaining proceeds of $617,396 on or before October 16, 2024. The Company will use these funds for working capital. On January 30, 2024, Sun Ying and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation.

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

The Company’s subsidiaries as of September 30, 2023 are listed as follows:

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC and the USA. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consisted of cash on hand and cash in bank, as of September 30, 2023 and March 31, 2023.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to or from related parties, and other payables. As at September 30, 2023 and March 31, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended September 30,		March 31,
	2023	2022	2023
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	7.2952/7.8315	7.1128/7.8499	6.8680/7.8498
Revenue and expenses - period average	7.1232/7.8318	6.8456/7.8480	N/A

For the six months ended September 30,
	2023	2022
	(USD to RMB/USD to HKD)	(USD to RMB/USD to HKD)
Assets and liabilities - period end exchange rate	7.2952/7.8315	7.1128/7.8499
Revenue and expenses - period average	7.2364/7.8243	6.7274/7.8471

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

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$69,000). As of September 30, 2023, the Company had no cash on deposit in excess of the insurance amounts.

During the six months ended September 30, 2022, three customers, Jiufu Zhenyuan, Chuangyi Agriculture and Qingdao Huadao, generated 45%, 15% and 10% of our revenues, respectively. During the six months ended September 30, 2023, one customer, Yuanzheng, generated 97% of our revenues.

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

	For the Three months ended September 30, 2022	For the Six months ended September 30, 2022
	(Unaudited )	(Unaudited)
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	1
Operating (loss)	-	(1)
Other income	-	-
(Loss) before income taxes	-	(1)
Income tax (expense) benefit	-	-
(Loss) from discontinued operations, net of income taxes	-	(1)
Less: Net (loss) attributable to non-controlling interest	-	-
Net (loss) from discontinued operations attributable to controlling interest	$-	$(1)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of September 30, 2023 and March 31, 2023, prepayments and deferred expenses were as follows:

	September 30, 2023	March 31, 2023
	(Unaudited)
Prepayments for expenses	$17,330	$-
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,137	5,456
Harbin Huichuan Package Products Co., ltd	274	-
Others	291	756
Total	23,032	6,212
Less: Provision for bad debts	5,137	5,456
Prepaid expenses, net	$17,895	$756

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than one year shelf life. The Company reviews its products and sells products near the end of their shelf life through promotions. As of September 30, 2023 and March 31, 2023, no reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	September 30, 2023	March 31, 2023
	(Unaudited)
Rice and other products	$255,265	$119,233
Packing and other materials	81,969	30,524
Total inventories at cost	$337,234	$149,757

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of the income (loss) before income taxes for domestic and foreign locations for the three and six months ended September 30, 2023 and 2022 is as follows:

	For the three months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$(6,554)	$(40,680)
Foreign	184,880	(260,556)
Income (loss) before income taxes	$178,326	$(301,236)

	For the six months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$(34,173)	$(61,150)
Foreign	58,843	(457,226)
Income (loss) before income taxes	$24,670	$(518,376)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
The Company’s effective tax rate	(0)%	(0)%

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Rates for Tianci Liangtian, and Yuxinqi, net	25%	25%
Utilization of net operating loss carryforward	(25)%	-
PRC valuation allowance	-	(25)%
The Company’s effective (benefit) tax rate	(0)%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of September 30, 2023, Yuxinqi and Tianci Liangtian have total net operating loss carry forwards of approximately $513,039 in the PRC that expire in 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $128,260 and $185,852 related to its operations in the PRC as of September 30, 2023 and March 31, 2023, respectively. The PRC valuation allowance decreased by approximately $58,000 for the six months ended September 30, 2023. The profit of $201,166 from Yuxinqi caused the decrease in valuation allowance for the six months ended September 30, 2023.

The Company incurred losses from its United States operations during all periods presented of approximately $1,644,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $345,000 and $338,000 against the net deferred tax assets related to the Company’s United States operations as of September 30, 2023 and March 31, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $7,000 for the six months ended September 30, 2023.

The Company is subject to examination by the Internal Revenue Service (IRS) in the United States as well as by the taxing authorities in China, where the Company has its operations. The tax years subject to examination vary by jurisdiction. The table below presents the earliest tax years that remain subject to examination by jurisdiction.

The year as of
U.S. Federal	March 31, 2020
China	December 31, 2019

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	September 30, 2023	March 31, 2023
	(Unaudited)
Shouhang	$48,983	$52,030
Beiqinhai	93,431	99,242
Others	9,998	163
Total customer deposits	$152,412	$151,435

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	September 30, 2023	March 31, 2023
	(Unaudited)
Tianzhi	$27,415	-
Shen Zhenai	448	511
Heilongjiang Chuangyi	53	215
	$27,916	$726

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the six months ended September 30, 2023, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $4,638.

Tianzhi Equity Investment Fund Management (Shanghai) Co., Ltd. (“Tianzhi”) is controlled by Shen Zhenai, the president and chairman of the Board of the Company.

Amounts due from related parties consisted of the following as of the periods indicated:

	September 30, 2023	March 31, 2023
	(Unaudited)
Jiufu Zhenyuan	$3,033	$324
	$3,033	$324

The amount due from Jiufu Zhenyuan was account receivable from sales transactions between the Company and Jiufu Zhenyuan.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and its President is a member of the Company’s Board of Directors. The advances represent advances for purchases from the Company in the future. During the six months ended September 30, 2023, Jiufu Zhenyuan purchased agricultural products from the Company totaling $3,277.

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

For the six months ended September 30, 2023 and 2022, the amortization of lease expenses were US$7,373 and US$9,366, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following as of the periods indicated:

	September 30, 2023	March 31, 2023
	(Unaudited)
Sun Ying	$88,000	$74,032
Heilongjiang Chuangyi Agriculture Co., Ltd.	617,396	764,063
	$705,396	$838,095

On November 28, 2022 the Company entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). The Company received partial proceeds of $27,937 as of March 31, 2023 and additional partial proceeds of $146,667 from Heilongjiang Chuangyi Agriculture Co., Ltd. as of September 30, 2023. The remaining balance is due on or before October 16, 2024.

On November 29, 2022 the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). The Company received partial proceeds of $13,968 from Sun Ying as of March 31, 2023, but this payment has been refunded in the current quarter. On January 30, 2024, Sun Ying and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation.

NOTE 11. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of September 30, 2023 and through the date of this report.

NOTE 12. SUBSEQUENT EVENTS

On Qingdao Tianci Liangtian Agricultural Technology Development Co., Ltd. was established in Shandong, China, on December 29, 2023, and is wholly owned by Tianci Liangtian.

On January 30, 2024, Sun Ying and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation.

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the six months ended September 30, 2023, there was one accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination to record the $705,396 in subscriptions receivable without a reserve. The Company made that determination based on its knowledge of the subscribers’ financial condition.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and six months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$817,410	$38,277	$779,133	2,036%
Cost of Sales	544,487	31,490	512,997	1,629%
Gross Profit	272,923	6,787	266,136	3,921%

Total operating costs and expenses	94,597	309,487	(214,890)	(69)%
Income (loss) from operations before other income and income taxes	178,326	(302,700)	481,026	(159)%
Other income	-	1,464	(1,464)	(100)%
Income (loss) from operations before income taxes	178,326	(301,236)	479,562	(159)%
Income taxes	-	-	-	N/A
Net income (loss) from continuing operations	178,326	(301,236)	479,562	(159)%
Income from discontinued operations, net of income taxes	-	68,359	(68,359)	(100)%
Net income (loss)	178,326	(232,877)	411,203	(177)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	N/A
Net income (loss) attributable to common shareholders’	$178,326	$(232,877)	$411,203	(177)%

	For the Six Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$991,179	$77,261	$913,918	1,183%
Cost of Sales	666,688	62,762	603,926	962%
Gross Profit	324,491	14,499	309,992	2,138%

Total operating costs and expenses	299,838	535,356	(235,518)	(44)%
Income (loss) from operations before other income and income taxes	24,653	(520,857)	545,510	(105)%
Other income	17	2,481	(2,464)	(99)%
Income (loss) from operations before income taxes	24,670	(518,376)	543,046	(105)%
Income taxes	-	-	-	N/A
Net income (loss) from continuing operations	24,670	(518,376)	543,046	(105)%
Income from discontinued operations, net of income taxes	-	68,358	(68,358)	(100)%
Net income (loss)	24,670	(450,018)	474,688	(105)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	N/A
Net income (loss) attributable to common shareholders’	$24,670	$(450,018)	$474,688	(105)%

All of our revenue during the three and six months ended September 30, 2023 and 2022 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. 97% of the Company’s revenue during the six months ending September 30, 2023 were attributable to a single customer.

For the three and six months ended September 30, 2023 and 2022, our revenue was attributable to the sales of milled rice and other foodstuffs. Sales by Yuxinqi during the three and six months ended September 30, 2023 were 2,036% and 1,183% more than during the three and six months ended September 30, 2022, respectively. The increase in revenue occurred primarily because of the orders from our customer Yuanzheng during the periods.

The cost of sales was $544,487 and $31,490 for the three months ended September 30, 2023 and 2022, $666,688 and $62,762 for the six months ended September 30, 2023, respectively. Operations during the three months ended September 30, 2023 yielded gross profit of $272,923 and $6,787 with gross margin of 33.4% and 17.7%, respectively. Operations during the six months ended September 30, 2023 yielded gross profit of $324,491 and $14,499 with gross margin of 32.7% and 18.8%, respectively. The increase in gross margin during the three and six months ended September 30, 2023, compared to the same period of the previous year, was primarily attributable to our promotions of new products at discount prices during the previous year and the recovery during 2023 by the “Jiufu” product series of the gross profit margin it realized in earlier periods.

The Company incurred operating expenses totaling $94,597 and $309,487 during the three months ended September 30, 2023 and 2022, and $299,838 and $535,356 during the six months ended September, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended September 30		Six Months Ended September 30
	2023	2022	2023	2022
Salaries and benefits	$40,195	$46,223	$80,309	$92,541
Office expenses	15,220	77,392	30,348	104,069
Rentals and leases	7,029	4,624	7,373	9,366
Professional fees	8,639	25,112	29,139	42,835
Exchange loss	13,239	140,846	139,643	268,389
Advertising and promotion expenses	10,275	15,290	13,026	18,156
Total operating expenses	$94,597	$309,487	$299,838	$535,356

Salaries and benefits decreased in the three and six months ended September 30, 2023, due to a decrease in the total number of employees. Office expenses decreased in the three and six months ended September 30, 2023 primarily attributable to the decrease in management service expenses.

The Company’s operating expenses for the six months ended September 30, 2023 included $139,643 of an exchange loss. This represented the increase in the RMB value of Tianci’s debt to Organic Agricultural as a result of the increase in the USD to CNY exchange rate from 6.8680 to 7.2952 during that period. By comparison, the Company’s operating expenses during the six months ended September 30, 2022 included $268,389 of exchange loss. This represented the increase in the RMB value of Tianci’s debt to Organic Agricultural as a result of the increase in the USD to CNY exchange rate from 6.3431 to 7.1128.

The Company’s operations produced a net income of $178,326 and a net loss of $301,236 from continuing operations for the three months ended September 30, 2023 and 2022, and a net income of $24,670 and a net loss of $518,376 from continuing operations for the six months ended September 30, 2023 and 2022, respectively.

The Company produced a net income of $68,359 and $68,358 for the three and six months ended September 30, 2022 from the discontinued operations of Tianci Wanguan. On August 19, 2022, the Company completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. During the six months ended September 30, 2023, the Company received partial proceeds of $132,699 from the sale of 10,000,000 shares for a price of $880,000 to two investors in November 2022. The two subscribers have agreed to pay the remaining proceeds of $705,396 on or before October 16, 2024. The debt is recorded as a subscription receivable in shareholders’ equity at September 30, 2023. Subsequent to September 30, 2023, one of the investors, Sun Ying, and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation in exchange for cancellation of his commitment to pay 630,000 RMB (US$86,358) for the shares.

As of September 30, 2023, our working capital was $309,200, an increase of $285,974 during the six months ended September 30, 2023. The increase was primarily due to our use of the partial proceeds from the sale of 10 million shares to increase our inventory balance.

The largest components of working capital at September 30, 2023 were cash of $95,141, and inventories of $337,234, which were offset by $152,412 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the six months ended September 30, 2023 and 2022.

	For the Six Months Ended September 30,		Change
	2023	2022	$
Net cash (used in) operating activities	$(84,635)	$(245,772)	$161,137
Net cash (used in) Investing activities	-	(288)	288
Net cash provided by financing activities	132,699	-	132,699
Effect of exchange rate fluctuation on cash and cash equivalents	(2,785)	(29,727)	26,942
Net increase (decrease) in cash and cash equivalents	45,279	(275,787)	321,066
Cash and cash equivalents, beginning of period	49,862	408,463	(358,601)
Cash and cash equivalents, end of period	$95,141	$132,676	$(37,535)

During the six months ended September 30, 2023, our operations used net cash of $84,635. Although the Company recorded net income of $24,670 during the six month period, its operations resulted in a net cash loss primarily because it used $200,984 in cash to increase inventories and decrease accounts payable and accrued expenses by $31,855. During the six months ended September 30, 2022, our operations used net cash of $245,772 primarily because it recorded a net loss of $450,018.

During the six months ended September 30, 2022, our investing activities used net cash of $288. The Company completed the divestment of Tianci Wanguan in this period, and the cash was disbursed on divestment of Tianci Wanguan.

Our financing activities during the six months ended September 30, 2023 generated $132,699 from cash collected on account of the subscriptions receivable. The Company had no financing activities during the six months ended September 30, 2022.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products. In addition, our marketing personnel are developing new customers with the intention of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of September 30, 2023, a stable customer base has not been established yet.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of September 30, 2023 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended September 30, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2023, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended September 30, 2023.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Wu Zhiwei	Chief Executive Officer	February 8, 2024
Wu Zhiwei	(Principal Executive Officer)

/s/ Sun Xiuxia	Chief Financial Officer	February 8, 2024
Sun Xiuxia	(Principal Financial and Accounting Officer)