Form 10-Q
period 2023-12-31
Organic Agricultural Co Ltd
filed 2024-03-04
CIK 1749849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Page

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

Condensed Consolidated Balance Sheets as of December 31, 2023 (Unaudited) and March 31, 2023	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2023 and 2022 (Unaudited)	F-2

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended December 31, 2023 and 2022 (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2023 and 2022 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 – F-18

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2023 AND MARCH 31, 2023

(EXPRESSED IN US DOLLARS)

	December 31,	March 31,
	2023	2023
	Unaudited
Assets
Current assets:
Cash	$60,487	$49,862
Accounts receivable	313,385	14,357
Due from related parties	2,284	324
Prepaid expenses	16,723	756
Inventories	146,324	149,757
Other receivables	25,060	22,533
Total current assets	564,263	237,589
Total assets	$564,263	$237,589

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$15,671	$61,469
Customer deposits	157,079	151,435
Due to related parties	25,846	726
Other payables	2,599	733
Total current liabilities	201,195	214,363
Total liabilities	201,195	214,363

Shareholders’ equity:
Preferred stock; $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and March 31, 2023	-	-
Common stock; $0.001 par value, 274,000,000 shares authorized; 93,726,994 shares issued and outstanding at December 31, 2023 and March 31, 2023	93,727	93,727
Additional paid-in capital	5,153,407	5,153,407
Subscription receivable	(705,396)	(838,095)
(Deficit)	(4,221,111)	(4,359,869)
Other comprehensive income (loss)	42,441	(25,944)
Total shareholders’ equity of the Company	363,068	23,226
Non-controlling interest	-	-
Total shareholders’ equity	363,068	23,226
Total liabilities and shareholders’ equity	$564,263	$237,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	$297,435	$93,531	$1,288,614	$170,792
Cost of sales	213,847	83,514	880,535	146,276
Gross profit	83,588	10,017	408,079	24,516

Selling, general and administrative expenses	(32,326)	9,564	267,512	544,920
Operating income (loss)	115,914	453	140,567	(520,404)
Other income (loss)	-	(46)	17	2,435
Income (loss) before provision for income taxes	115,914	407	140,584	(517,969)
Provision for income taxes	1,826	-	1,826	-
Net income (loss) from continuing operations	114,088	407	138,758	(517,969)
Gain on the sale of discontinued operations, net of income taxes (Note 3)	-	-	-	68,359
(Loss) from discontinued operations, net of income taxes (Note 3)	-	-	-	(1)
Net income (loss)	114,088	407	138,758	(449,611)
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	-
Net income (loss) attributable to common shareholders	$114,088	$407	$138,758	$(449,611)

Amounts attributable to common shareholders:
Net income (loss) from continuing operations	$114,088	$407	$138,758	$(517,969)
Net income from discontinued operations	-	-	-	68,358
Net income (loss) attributable to common shareholders	$114,088	$407	$138,758	$(449,611)

Income (loss) per share – continuing operations – basic and diluted	$0.00	$0.00	$0.00	$(0.01)
Income (loss) per share discontinued operations – basic and diluted	0.00	0.00	0.00	0.00
Basic and diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Weighted average number of shares outstanding- basic and diluted*	93,726,994	87,309,961	93,726,994	84,835,023

Other comprehensive income (loss):
Net income (loss)	$114,088	$407	$138,758	$(449,611)
Foreign currency translation adjustment	(60,220)	(74,897)	68,385	163,193
Comprehensive income (loss)	53,868	(74,490)	207,143	(286,418)
Less: comprehensive income attributable to non-controlling interests	-	-	-	3,672
Comprehensive income (loss) attributable to the common shareholders	$53,868	$(74,490)	$207,143	$(290,090)

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS, EXCEPT SHARES)

	Common stock *		Additional Paid-in	Subscription		Other Comprehensive Income	Total Shareholders’	Non- controlling	Total Shareholders’ Equity
	Quantity	Amount	Capital	Receivable	(Deficit)	(Loss)	Equity	Interest	and NCI
Balance at March 31, 2022	83,536,994	$83,537	$4,266,611	$-	$(3,803,720)	$(173,204)	$373,224	$(69,349)	$303,875
Net (loss)	-	-	-	-	(217,141)	-	(217,141)	-	(217,141)
Foreign currency translation adjustment	-	-	-	-	-	107,161	107,161	3,672	110,833
Balance at June 30, 2022 (unaudited)	83,536,994	83,537	4,266,611	-	(4,020,861)	(66,043)	263,244	(65,677)	197,567
Net (loss)	-	-	-	-	(232,877)	-	(232,877)	-	(232,877)
Shares issued	140,000	140	12,446	-	-	-	12,586	-	12,586
Foreign currency translation adjustment	-	-	-	-	-	127,257	127,257	-	127,257
Divestment of Tianci Wanguan	-	-	-	-	2,977	(2,977)	-	65,677	65,677
Balance at September 30, 2022 (unaudited)	83,676,994	$83,677	$4,279,057	$-	$(4,250,761)	$58,237	$170,210	$-	$170,210
Net income	-	-	-	-	407	-	407	-	407
Shares issued as compensation	50,000	50	4,350	-	-	-	4,400	-	4,400
Sale of common shares	10,000,000	10,000	870,000	(866,032)	-	-	13,968	-	13,968
Foreign currency translation adjustment	-	-	-	-	-	(74,897)	(74,897)	-	(74,897)
Balance at December 31, 2022 (unaudited)	93,726,994	$93,727	$5,153,407	$(866,032)	$(4,250,354)	$(16,660)	$114,088	$-	$114,088

Balance at March 31, 2023	93,726,994	$93,727	$5,153,407	$(838,095)	$(4,359,869)	$(25,944)	$23,226	$-	$23,226
Net (loss)	-	-	-	-	(153,656)	-	(153,656)	-	(153,656)
Payment received	-	-	-	6,984	-	-	6,984	-	6,984
Foreign currency translation adjustment	-	-	-	-	-	122,924	122,924	-	122,924
Balance at June 30, 2023 (unaudited)	93,726,994	93,727	5,153,407	(831,111)	(4,513,525)	96,980	(522)	-	(522)
Net income	-	-	-	-	178,326	-	178,326	-	178,326
Payment received	-	-	-	125,715	-	-	125,715	-	125,715
Foreign currency translation adjustment	-	-	-	-	-	5,681	5,681	-	5,681
Balance at September 30, 2023 (unaudited)	93,726,994	$93,727	$5,153,407	$(705,396)	$(4,335,199)	$102,661	$309,200	$-	$309,200
Net income	-	-	-	-	114,088	-	114,088	-	114,088
Foreign currency translation adjustment	-	-	-	-	-	(60,220)	(60,220)	-	(60,220)
Balance at December 31, 2023 (unaudited)	93,726,994	$93,727	$5,153,407	$(705,396)	$(4,221,111)	$42,441	$363,068	$-	$363,068

The accompanying notes are an integral part of these condensed consolidated financial statements

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(UNAUDITED) (EXPRESSED IN US DOLLARS)

	For the Nine Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss) from continuing operations	$138,758	$(517,969)
Net income from discontinued operations	-	68,358
Shares issued as compensation	-	16,986
Gain on sale of discontinued operations	-	(68,359)
Exchange loss	59,204	192,194
Changes in operating assets and liabilities, discontinued operations	-	(5,381)
Changes in operating assets and liabilities, continuing operations:
Accounts receivable	(296,490)	(6,331)
Prepaid and deferred expenses	(15,831)	19,944
Inventories	(1,036)	32,003
Other receivables	(3,170)	(1,372)
Accounts payable and accrued expenses	(45,460)	(35,138)
Customer deposits	10,072	(502)
Due to (from) related parties	30,913	(3,013)
Other payables	1,870	(112)
Net cash (used in) operating activities	(121,170)	(308,692)

Cash Flows from Investing Activities
Cash disbursed on divestment of Tianci Wanguan	-	(288)
Net cash (used in) investing activities	-	(288)

Cash Flows from Financing Activities
Proceeds from sale of common stock	132,699	13,968
Net cash provided by financing activities	132,699	13,968

Effect of exchange rate fluctuations on cash	(904)	(29,485)
Net increase (decrease) in cash	10,625	(324,497)

Cash, beginning of period-continuing operations	49,862	402,449
Cash, beginning of period-discontinued operations	-	6,014
Cash, beginning of period	49,862	408,463
Cash, end of period-continuing operations	60,487	83,966
Cash, end of period-discontinued operations	-	-
Cash, end of period	$60,487	$83,966

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Supplemental disclosure of non-cash activities:
Gain on sale of discontinued operations	$-	$68,359
Shares issued for compensation	$-	$16,986
Issuance of common stock as cash was not received	$-	$866,032

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organic Agricultural Company Limited (“Organic Agricultural”, the “Company”, “we” or “us”) was incorporated in the State of Nevada on April 17, 2018.

The Company, through its subsidiaries with headquarters in Harbin, China, sells selenium-enriched products and other agricultural products. At December 31, 2023, the Company’s subsidiaries are as follows:

●	Organic Agricultural (Samoa) Co., Ltd. (“Organic Agricultural Samoa”), a limited company incorporated in Samoa on December 15, 2017, is wholly owned by Organic Agricultural. Organic Agricultural Samoa owns all of the outstanding shares of capital stock of Organic Agricultural Company Limited (Hong Kong).

●	Organic Agricultural Company Limited (Hong Kong) (“Organic Agricultural HK”), which was established on December 6, 2017 under the laws of Hong Kong, is wholly owned by Organic Agricultural Samoa. Organic Agricultural HK owns all of the registered equity of Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited.

●	Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited. (“Tianci Liangtian”), a company incorporated in Heilongjiang, China on November 2, 2017, is wholly owned by Organic Agricultural HK. Tianci Liangtian owns all of the registered equity of Heilongjiang Yuxinqi Agricultural Technology Development Company Limited.

●	Heilongjiang Yuxinqi Agricultural Technology Development Company Limited (“Yuxinqi”), a company incorporated in Heilongjiang, China on February 5, 2018, is wholly owned by Tianci Liangtian. Yuxinqi sells agricultural products, including paddy and other crops, to customers.

●	Qingdao Tianci Liangtian Agricultural Technology Development Company Limited. (“Qingdao Tianci”), a company incorporated in Shandong, China on December 29, 2023, is wholly owned by Tianci Liangtian.

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

The Company’s operations have been financed primarily by proceeds from the sale of shares. The Company sold an additional 10 million shares of its common stock to two subscribers in November 2022 for an aggregate price of $880,000 USD, with the payments for the shares scheduled to be paid before October 16, 2024. Heilongjiang Chuangyi, one of the subscribers, has paid $174,604 and agreed to pay the remaining proceeds of $617,396 on or before October 16, 2024. The Company will use these funds for working capital. On January 30, 2024, Sun Ying, the other subscriber, entered into an agreement with the Company that cancelled their Shares Increase Contract pursuant to which Sun Ying had committed to pay $88,000 for 1,000,000 shares. Sun Ying agreed to surrender the shares to the Company for cancellation.

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

The Company’s subsidiaries as of December 31, 2023 are listed as follows:

Name	Place of Incorporation	Attributable equity interest %
Organic Agricultural (Samoa) Co., Ltd.	Samoa	100
Organic Agricultural Company Limited (Hong Kong)	Hong Kong	100
Heilongjiang Tianci Liangtian Agricultural Technology Development Company Limited	China	100
Heilongjiang Yuxinqi Agricultural Technology Development Company Limited	China	100
Qingdao Tianci Liangtian Agricultural Technology Development Company Limited	China	100

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

Cash

Cash consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use in the PRC and the USA. All highly liquid investments with original stated maturities of three months or less are classified as cash. The Company’s cash consisted of cash on hand and cash in bank, as of December 31, 2023 and March 31, 2023.

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

Financial assets and liabilities of the Company primarily consists of cash, accounts receivable, prepaid expenses, inventories, other receivables, accounts payable and accrued liabilities, customer deposits, due to or from related parties, and other payables. As at December 31, 2023 and March 31, 2023, the carrying values of these financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The exchange rates used for foreign currency translation are as follows:

	For the three months ended December 31,		March 31,
	2023	2022	2023
	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities - period end exchange rate	7.0798/7.8085	6.8983/7.8088	6.8680/7.8498
Revenue and expenses - period average	7.2052/7.8138	7.1111/7.8227	N/A

For the nine months ended December 31,
	2023	2022
	(USD to RMB/ USD to HKD)	(USD to RMB/ USD to HKD)
Assets and liabilities - period end exchange rate	7.0798/7.8085	6.8983/7.8088
Revenue and expenses - period average	7.1506/7.8258	6.8557/7.8390

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

China

According to the “PRC Income Tax Law”, Tianci Liantian, Qingdao Tianci and Yuxinqi are subject to the 25% standard enterprise income tax rate in the PRC.

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

Concentration of credit and customer risks

The Company maintains cash balances in two banks in China. In China, the insurance coverage of each bank is RMB500,000 (approximately US$71,000). As of December 31, 2023, the Company had no cash on deposit in excess of the insurance amounts.

During the nine months ended December 31, 2022, two customers, Jiufu Zhenyuan and Chuangyi Agriculture generated 60% and 13% of our revenues, respectively. During the nine months ended December 31, 2023, one customer, Yuanzheng, generated 96% of our revenues.

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

	For the Three months ended December 31, 2022	For the Nine months ended December 31, 2022
	(Unaudited)	(Unaudited)
Net sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Selling, general and administrative expenses	-	1
Operating (loss)	-	(1)
Other income	-	-
(Loss) before income taxes	-	(1)
Income tax (expense) benefit	-	-
(Loss) from discontinued operations, net of income taxes	-	(1)
Less: Net (loss) attributable to non-controlling interest	-	-
Net (loss) from discontinued operations attributable to controlling interest	$-	$(1)

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 4. PREPAID EXPENSES

Prepaid expenses include prepayments for expenses, and prepayments of processing charges and products to be purchased. As of December 31, 2023 and March 31, 2023, prepayments and deferred expenses were as follows:

	December 31, 2023	March 31, 2023
	(Unaudited)
Prepayments for expenses	$11,512	$-
Prepayments of processing charges and products to be purchased:
Baoqing County Fengnian Agricultural Product Purchase and Sale Ltd.	5,293	5,456
Harbin Huichuan Package Products Co., ltd	1,879	-
Others	3,332	756
Total	22,016	6,212
Less: Provision for bad debts	5,293	5,456
Prepaid expenses, net	$16,723	$756

NOTE 5. INVENTORIES

The Company’s inventories are all non-perishable products. The Company’s inventory consists principally of rice and other products which are vacuum-packed and have more than one year shelf life. The Company reviews its products and sells products near the end of their shelf life through promotions. As of December 31, 2023 and March 31, 2023, no reserve was considered necessary. The Company values inventory on its balance sheet at the lower of cost or net realizable value. Inventories consisted of the following:

	December 31, 2023	March 31, 2023
	(Unaudited)
Rice and other products	$100,003	$119,233
Packing and other materials	46,321	30,524
Total inventories at cost	$146,324	$149,757

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES

A reconciliation of the income (loss) before income taxes for domestic and foreign locations for the three and nine months ended December 31, 2023 and 2022 is as follows:

	For the three months ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$(16,239)	$(30,616)
Foreign	130,327	31,023
Income (loss) before income taxes	$114,088	$407

	For the nine months ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
United States	$(50,412)	$(91,766)
Foreign	189,170	(426,203)
Income (loss) before income taxes	$138,758	$(517,969)

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
U.S. federal statutory income tax rate	21%	21%
U.S. valuation allowance	(21)%	(21)%
The Company’s effective tax rate	(0)%	(0)%

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 6. INCOME TAXES (Continued)

	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Rates for Tianci Liangtian, Qingdao Tianci and Yuxinqi, net	25%	25%
Utilization of net operating loss carryforward	(24)%	-
PRC valuation allowance	-	(25)%
The Company’s effective (benefit) tax rate	1%	(0)%

The Company did not recognize deferred tax assets since it is not likely to incur taxes against which such deferred tax assets may be offset. The deferred tax assets would apply to the Company in the U.S. and to Yuxinqi and Tianci Liangtian in China.

As of December 31, 2023, Yuxinqi, Qingdao Tianci and Tianci Liangtian have total net operating loss carry forwards of approximately $435,717 in the PRC that expire in 2028. Due to the uncertainty of utilizing these carry forwards, the Company provided a 100% valuation allowance on the net deferred tax assets of approximately $108,929 and $185,852 related to its operations in the PRC as of December 31, 2023 and March 31, 2023, respectively. The PRC valuation allowance decreased by approximately $77,000 for the nine months ended December 31, 2023. The profit of $270,890 from Yuxinqi caused the decrease in valuation allowance for the nine months ended December 31, 2023.

The Company incurred losses from its United States operations during all periods presented of approximately $1,660,000. The Company’s United States operations consist solely of ownership of its foreign subsidiaries, and the losses arise from administrative expenses and shares issued as compensation. Accordingly, management provided a 100% valuation allowance of approximately $349,000 and $338,000 against the net deferred tax assets related to the Company’s United States operations as of December 31, 2023 and March 31, 2023, respectively, because the deferred tax benefits of the net operating loss carry forwards in the United States will not likely be realized. The US valuation allowance increased by approximately $11,000 for the nine months ended December 31, 2023.

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

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 7. CUSTOMER DEPOSITS

Customer deposits consisted of the following:

	December 31, 2023	March 31, 2023
	(Unaudited)
Shouhang	$50,473	$52,030
Beiqinhai	96,275	99,242
Others	10,331	163
Total customer deposits	$157,079	$151,435

NOTE 8. RELATED PARTY TRANSACTIONS

Amounts due to related parties consisted of the following as of the periods indicated:

	December 31, 2023	March 31, 2023
	(Unaudited)
Tianzhi	$25,425	-
Shen Zhenai	421	511
Heilongjiang Chuangyi	-	215
	$25,846	$726

Shen Zhenai is the President, Chairman of the Board, director and a shareholder of the Company. These advances represent temporary borrowings for operating costs between the Company and management. They are non-interest bearing and due on demand.

Heilongjiang Chuangyi Agriculture Co., Ltd (“Heilongjiang Chuangyi”) owns 9.60% of the Company. The advances represent advances for purchases from the Company in the future. During the nine months ended December 31, 2023, Heilongjiang Chuangyi purchased agricultural products from the Company totaling $29,805.

Tianzhi Equity Investment Fund Management (Shanghai) Co., Ltd. (“Tianzhi”) is controlled by Shen Zhenai, the president and chairman of the Board of the Company.

Amounts due from related parties consisted of the following as of the periods indicated:

	December 31, 2023	March 31, 2023
	(Unaudited)
Wu Zhiwei	$1,413	$-
Heilongjiang Chuangyi	871	-
Jiufu Zhenyuan	-	$324
	$2,284	$324

Wu Zhiwei is the CEO and a director of the Company, and is also a shareholder of Heilongjiang Chuangyi. This payment represent temporary loan for operating costs to management. As of the reporting date, these funds have been used and reimbursed.

The amount due from Heilongjiang Chuangyi and Jiufu Zhenyuan was account receivable from sales transactions between the Company and Heilongjiang Chuangyi and Jiufu Zhenyuan.

Jilin Jiufu Zhenyuan Technology Development Co, Ltd (“Jiufu Zhenyuan”) owns 22.68% of the Company and Jiufu Zhenyuan’s President was, until January 3, 2024, a member of the Company’s Board of Directors. The advances represent advances for purchases from the Company in the future. During the nine months ended December 31, 2023, Jiufu Zhenyuan purchased agricultural products from the Company totaling $7,751.

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

For the nine months ended December 31, 2023 and 2022, the amortization of lease expenses was US$11,762 and US$13,811, respectively.

ORGANIC AGRICULTURAL COMPANY LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (AMOUNTS IN US DOLLARS)

NOTE 10. SUBSCRIPTION RECEIVABLE

Subscription receivable consisted of the following commitments to purchase common stock as of the periods indicated:

	December 31, 2023	March 31, 2023
	(Unaudited)
Sun Ying	$88,000	$74,032
Heilongjiang Chuangyi Agriculture Co., Ltd.	617,396	764,063
	$705,396	$838,095

On November 28, 2022 the Company entered into an agreement to sell 9,000,000 shares of its common stock to Heilongjiang Chuangyi Agriculture Co., Ltd. for a price of 5,670,000 RMB (US$792,000). The Company received partial proceeds of $174,604 from Heilongjiang Chuangyi Agriculture Co., Ltd. as of December 31, 2023. The remaining balance is due on or before October 16, 2024.

On November 29, 2022 the Registrant entered into an agreement to sell 1,000,000 shares of its common stock to Sun Ying for a price of 630,000 RMB (US$88,000). The Company received partial proceeds of $13,968 from Sun Ying as of March 31, 2023, but this payment was refunded during the quarter ended September 30, 2023. On January 30, 2024, Sun Ying and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Company for cancellation.

NOTE 11. CONTINGENCIES

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

The Company was not subject to any material loss contingencies as of December 31, 2023 and through the date of this report.

NOTE 12. SUBSEQUENT EVENTS

On January 30, 2024, Sun Ying and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation.

Management has evaluated subsequent events through the date which the consolidated financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2023 have been incorporated into these consolidated financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events.”

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

In connection with the preparation of our financial statements for the nine months ended December 31, 2023, there was one accounting estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination to record the $705,396 in subscriptions receivable without a reserve. The Company made that determination based on its knowledge of the subscriber’s financial condition.

Results of Operations

The following table shows key components of the unaudited results of operations during the three and nine months ended December 31, 2023 and 2022:

	For the Three Months Ended December 31,		Change
	2023	2022	$	%
Revenue	$297,435	$93,531	$203,904	218%
Cost of Sales	213,847	83,514	130,333	156%
Gross Profit	83,588	10,017	73,571	734%

Total operating costs and expenses	(32,326)	9,564	(41,890)	(438)%
Income (loss) from operations before other income and income taxes	115,914	453	115,461	25,488%
Other income	-	(46)	46	(100)%
Income from operations before income taxes	115,914	407	115,507	28,380%
Income taxes	1,826	-	1,826	N/A
Net income from continuing operations	114,088	407	113,681	27,931%
Income from discontinued operations, net of income taxes	-	-	-	N/A
Net income	114,088	407	113,681	27,931%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	N/A
Net income attributable to common shareholders’	$114,088	$407	$113,681	27,931%

	For the Nine Months Ended December 31,		Change
	2023	2022	$	%
Revenue	$1,288,614	$170,792	$1,117,822	654%
Cost of Sales	880,535	146,276	734,259	502%
Gross Profit	408,079	24,516	383,563	1,565%

Total operating costs and expenses	267,512	544,920	(277,408)	(51)%
Income (loss) from operations before other income and income taxes	140,567	(520,404)	660,971	(127)%
Other income	17	2,435	(2,418)	(99)%
Income (loss) from operations before income taxes	140,584	(517,969)	658,553	(127)%
Income taxes	1,826	-	1,826	N/A
Net income (loss) from continuing operations	138,758	(517,969)	656,727	(127)%
Income from discontinued operations, net of income taxes	-	68,358	(68,358)	(100)%
Net income (loss)	138,758	(449,611)	588,369	(131)%
Less: (loss) from discontinued operations attributable to non-controlling interests	-	-	-	N/A
Net income (loss) attributable to common shareholders’	$138,758	$(449,611)	$588,369	(131)%

All of our revenue during the three and nine months ended December 31, 2023 and 2022 was generated by our subsidiary Yuxinqi. Yuxinqi is a marketing enterprise with a focus on milled rice and other agricultural products. Incorporated on February 5, 2018, Yuxinqi’s sales are erratic, since a stable customer base has not been established yet. 96% of the Company’s revenue during the nine months ending December 31, 2023 were attributable to a single customer.

For the three and nine months ended December 31, 2023 and 2022, our revenue was attributable to the sales of milled rice and other foodstuffs. Sales by Yuxinqi during the three and nine months ended December 31, 2023 were 218% and 654% more than during the three and nine months ended December 31, 2022, respectively. The increase in revenue occurred primarily because of the orders from our customer Yuanzheng during those periods.

The cost of sales was $213,847 and $83,514 for the three months ended December 31, 2023 and 2022, $880,535 and $146,276 for the nine months ended December 31, 2023 and 2022, respectively. Operations during the three months ended December 31, 2023 and 2022 yielded gross profit of $83,588 and $10,017 with gross margin of 28.1% and 10.7%, respectively. Operations during the nine months ended December 31, 2023 and 2022 yielded gross profit of $408,079 and $24,516 with gross margin of 31.7% and 14.4%, respectively. The increase in gross margin during the three and nine months ended December 31, 2023, compared to the same period of the previous year, was primarily attributable to our promotions of new products at discount prices during the previous year. During the nine months ended December 31, 2023, when 96% of our sales were made to Yuanzheng, gross margin increased because we were able to negotiate sales of our “Jiufu” product series to Yuanzheng yielding the gross profit margin that product series had realized in earlier periods.

The Company reported negative operating expenses during the three months ended December 31, 2023 and very modest operating expenses during the three months ended December 31, 2022 because the Company includes “exchange gain (loss)” in its total operating expenses and realized an exchange gain in each of those quarters. Exchange gain (loss) represented the decrease or increase in the RMB value of Tianci’s debt to Organic Agricultural as a result of changes in the USD to CNY exchange rate. During the quarters ended December 31, 2023 and 2022, the USD weakened, which increased the value of Tianci’s obligation to Organic Agricultural. During the nine months periods ended December 31, 2023 and 2022, however, the value of the USD increased in comparison with the CNY, resulting in a reduction in the value of Tianci’s debt.

The Company’s operating expenses totaled ($32,326) and $9,564 during the three months ended December 31, 2023 and 2022, and $267,512 and $544,920 during the nine months ended September, respectively. The components of operating expenses (unaudited) were:

	Three Months Ended December 31		Nine Months Ended December 31
	2023	2022	2023	2022
Salaries and benefits	$20,410	$37,808	$100,719	$130,349
Office expenses	11,721	11,360	42,069	115,429
Rentals and leases	4,389	4,445	11,762	13,811
Professional fees	11,643	22,875	40,782	65,710
Exchange loss	(80,439)	(76,195)	59,204	192,194
Advertising and promotion expenses	(50)	9,271	12,976	27,427
Total operating expenses	$(32,326)	$9,564	$267,512	$544,920

Salaries and benefits decreased in the three and nine months ended December 31, 2023, due to a decrease in the total number of employees. Office expenses decreased in the three and nine months ended December 31, 2023 primarily attributable to the decrease in management service expenses.

The Company’s operations produced a net income of $114,088 and $407 from continuing operations for the three months ended December 31, 2023 and 2022, and a net income of $138,758 and a net loss of $517,969 from continuing operations for the nine months ended December 31, 2023 and 2022, respectively.

The Company produced a net income of $Nil and $68,358 for the three and nine months ended December 31, 2022 from the discontinued operations of Tianci Wanguan. On August 19, 2022, the Company completed the divestment of Tianci Wanguan.

Liquidity and Capital Resources

The Company’s operations have been financed primarily by proceeds from the sale of shares. During the nine months ended December 31, 2023, the Company received partial proceeds of $132,699 from the sale of 10,000,000 shares for a price of $880,000 to two investors in November 2022. As of December 31, 2023, the two subscribers have paid a total of $ 174,604 and agreed to pay the remaining proceeds of $705,396 on or before October 16, 2024. The debt is recorded as a subscription receivable in shareholders’ equity at December 31, 2023. Subsequent to December 31, 2023, one of the investors, Sun Ying, and the Company entered into an agreement that cancelled the Shares Increase Contract. Sun Ying agreed to surrender the shares to the Registrant for cancellation in exchange for cancellation of his commitment to pay 630,000 RMB (US$88,000) for the shares.

As of December 31, 2023, our working capital was $363,068, an increase of $339,842 during the nine months ended December 31, 2023. The increase was primarily due to our use of the partial proceeds from the sale of 10 million shares to fund business activity that increased our accounts receivable balance.

The largest components of working capital at December 31, 2023 were cash of $60,487, accounts receivable of $313,385 and inventories of $146,324, which were offset by $157,079 in customer deposits against future sales.

Cash Flows

The following unaudited table summarizes our cash flows for the nine months ended December 31, 2023 and 2022.

	For the Nine Months Ended December 31,		Change
	2023	2022	$
Net cash (used in) operating activities	$(121,170)	$(308,692)	$187,522
Net cash (used in) Investing activities	-	(288)	288
Net cash provided by financing activities	132,699	13,968	118,731
Effect of exchange rate fluctuation on cash and cash equivalents	(904)	(29,485)	28,581
Net increase (decrease) in cash and cash equivalents	10,625	(324,497)	335,122
Cash and cash equivalents, beginning of period	49,862	408,463	(358,601)
Cash and cash equivalents, end of period	$60,487	$83,966	$(23,479)

During the nine months ended December 31, 2023, our operations used net cash of $121,170. Although the Company recorded net income of $138,758 during the nine months period, its operations resulted in a net cash loss primarily because we increased accounts receivable by $296,490 and decreased accounts payable and accrued expenses by $45,460. During the nine months ended December 31, 2022, our operations used net cash of $308,692, primarily because we recorded a net loss of $517,969 from continuing operating.

During the nine months ended December 31, 2022, our investing activities used net cash of $288. The Company completed the divestment of Tianci Wanguan in this period, and the cash was disbursed on divestment of Tianci Wanguan.

Our financing activities during the nine months ended December 31, 2023 generated $132,699 from cash collected on account of the subscription receivable. The Company had $13,968 cash provided by financing activities and generated from cash collected on shares issued during the nine months ended December 31, 2022.

Trends, Events and Uncertainties

There is substantial doubt about our ability to continue as a going concern as a result of our lack of significant revenues and recurring losses. If we are unable to generate significant revenue or secure additional financing, we may be required to cease or curtail our operations.

The Company is expanding its product offerings to include more products. In addition, our marketing personnel are developing new customers with the intention of building a stable base of customers. In this manner, the Company hopes to increase sales to support the future operations and development of the Company. There is no guarantee that the Company’s new strategy will be successful. As of December 31, 2023, a stable customer base has not been established yet.

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

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, we concluded that our disclosure controls and procedures have the following material weaknesses:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures were not effective as of December 31, 2023 for the purposes described in this paragraph.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended December 31, 2023 that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2023, the Company did not complete any unregistered sales of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2023.

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

ORGANIC AGRICULTURAL COMPANY LIMITED

Signature	Title	Date

/s/ Wu Zhiwei	Chief Executive Officer	March 4, 2024
Wu Zhiwei	(Principal Executive Officer)

/s/ Sun Xiuxia	Chief Financial Officer	March 4, 2024
Sun Xiuxia	(Principal Financial and Accounting Officer)